Form 10-Q
period 1996-06-30
MILLS MUSIC TRUST
filed 1996-07-30
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JUNE 30, 1996  COMMISSION FILE NUMBER 2-22997
                                                            -------


                              MILLS MUSIC TRUST
           ------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             NEW YORK                                 13-6183792
- - --------------------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)



    C/O MARINE MIDLAND BANK,   140 BROADWAY,   NEW YORK, NY       10015
- - --------------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (212) 658-6014
                                                        --------------

       INDICATE BY CHECK-MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                                YES  X    NO
                                    ---      ---

NUMBER OF TRUST UNITS OUTSTANDING AS OF MARCH 20, 1996    277,712
                                                          -------

                         PART I - FINANCIAL STATEMENTS
                         -----------------------------
Item 1.  Financial Information

                               MILLS MUSIC TRUST
                               -----------------
                 STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                 ---------------------------------------------
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
            --------------------------------------------------------
                                  (UNAUDITED)



                                                      Three Months Ended         Six Months Ended
                                                           June, 30                  June, 30
                                                     --------------------       --------------------
                                                        1996       1995           1996       1995
                                                     --------    --------       --------    --------
Receipts:
  Mills Music, Inc.                                  $220,232    $290,103       $616,665    $567,994

Undistributed cash
 at beginning of
 the period                                                24          41             30         776

Disbursements -
administrative expenses                             (   5,231)  (   6,128)     (  16,871)  (  25,314)
                                                     --------    --------       --------    --------

Balance available
 for distribution                                     215,025     284,016        599,824     543,456

Cash distribution
 to unit holders                                      215,005     283,989        599,804     543,429
                                                     --------    --------       --------    --------

Undistributed cash at
  end of the period                                  $     20    $     27       $     20    $     27
                                                     ========    ========       ========    ========

Cash distribution per
 unit (based on 277,712
   units outstanding)                                $    .77    $   1.02       $   2.16    $   1.96
                                                     ========    ========       ========    ========





See accompanying Notes to Statements of Cash Receipts and Disbursements.

                               MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)

NOTE 1.  ACCOUNTING POLICIES AND GENERAL INFORMATION

                Mills Music Trust ("the Trust") was created in 1964 for the purpose of acquiring the rights to receive payments of a deferred contingent purchase price contract obligation payable by Mills Music, Inc. ("Mills"). The contingent payments are determined quarterly, and are based on a formula which takes into account gross royalty income from certain music copyrights and licenses of Mills, less royalties paid and amounts deducted by Mills in accordance with contract terms.

                Payments from Mills to the Trust are made in March, June, September, and December, and include net royalty income of the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses paid. The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit holders after payment of expenses.

                The statements of cash receipts and disbursements reflect only cash transactions and do not present transactions that would be included in financial statements presented on the accrual basis of accounting, as contemplated by generally accepted accounting principles.

                There is no book value per unit because cumulative distributions are in excess of the initial investment in the Trust.

NOTE 2.  RELATED PARTY TRANSACTIONS

                The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain

                               MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (CONTINUED)

                                  (UNAUDITED)

         limitations and to prior confirmation by a majority in interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the six months ended June 30, 1996 and 1995:

                                                                  1996                1995
                                                                 ------              ------
           Trustee Fees:
              Bernard D. Fischman                                $1,250              $1,250
              Marine Midland Bank                                 1,250               1,250

           Marine Midland Bank - Transfer
              Agent and Registrar                                     0               6,100


NOTE 3.  ROYALTY EXAMINATION

                The Trust's claim against Belwin Mills Publishing Corporation, the former administrators of the Old Mills Catalogue, in connection with a royalty examination is pending. It cannot be determined at this time, what, if any, amount may ultimately be received by the Trust.

                Legal and accounting fees paid from inception (1987) through June 30, 1996 by the Trust in connection with this examination aggregate $75,438.

                No examinations of royalty information have been performed subsequent to February, 1987.

NOTE 4.  FEDERAL INCOME TAXES

                No provision for income taxes has been made since the liability is that of the unit holders and not the Trust.

                         PART I - FINANCIAL STATEMENTS
                         -----------------------------

Item 2.  Management's Discussion and Analysis of Results of Operations

                The Trust's receipts from Mills Music, Inc. are derived from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the "nostalgia" appeal of older songs.



                          PART II - OTHER INFORMATION
                          ---------------------------
               Items 1 through 6, inclusive, are not applicable.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   MILLS MUSIC TRUST
                                                   -----------------
                                                     (Registrant)




Date July 31, 1996                             By:     BERNARD D. FISCHMAN
     ---------------------                     ----------------------------
                                               Bernard D. Fischman, Trustee




Date July 31, 1996                             By:      MARCIA MARKOWSKI
     ---------------------                     ----------------------------
                                               Marine Midland Bank
                                               Corporate Trustee

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule