Form 10-Q
period 1996-09-30
MILLS MUSIC TRUST
filed 1996-10-29
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



    For the Quarter Ended September 30, 1996 Commission file number 2-22997
                                                                    -------



                              MILLS MUSIC TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             New York                                            13-6183792
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



c/o Marine Midland Bank, 140 Broadway, New York, NY                     10015
--------------------------------------------------------------------------------
   (Address of principal executive offices)                           (ZIP Code)



Registrant's telephone number, including area code (212) 658-6014
                                                    -------------

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
                                                          -------

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                                 Three Months Ended                      Nine Months Ended
                                     September, 30                         September, 30
                               -------------------------             -------------------------
                                 1996             1995                 1996             1995
                               --------         --------             --------         --------

Receipts:
  Mills Music, Inc.            $241,365         $367,667             $858,030         $935,661

Undistributed cash
 at beginning of
 the period                          20               27                   30              776

Disbursements-
  administrative expenses        (5,902)          (3,248)             (22,773)         (28,562)
                               --------         --------             --------         --------

Balance available
 for distribution               235,483          364,446              835,287          907,875

Cash distribution
 to unit holders                235,472          364,415              835,276          907,844
                               --------         --------             --------         --------

Undistributed cash at
  end of the period            $     11         $     31             $     11         $     31
                               ========         ========             ========         ========

Cash distribution per
 unit (based on 277,712
   units outstanding)          $    .85         $   1.31             $   3.01         $   3.27
                               ========         ========             ========         ========



    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

NOTE 2.  RELATED PARTY TRANSACTIONS

                      The Declaration of Trust provides that each trustee shall
               receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (CONTINUED)

                                   (UNAUDITED)

               limitations and to prior confirmation by a majority in interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the nine months ended September 30, 1996 and 1995:

                                                       1996             1995
                                                      ------            -----
               Trustee Fees:
                  Bernard D. Fischman                 $1,875          $1,875
                  Marine Midland Bank                  1,875           1,875

               Marine Midland Bank - Transfer
                  Agent and Registrar                      0           6,100


NOTE 3.  ROYALTY EXAMINATION

                      The Trust's claim against Belwin Mills Publishing
               Corporation, the former administrators of the Old Mills Catalogue, in connection with a royalty examination is pending. It cannot be determined at this time, what, if any, amount may ultimately be received by the Trust.

                      Legal and accounting fees paid from inception (1987)
               through September 30, 1996 by the Trust in connection with this examination aggregate $75,438.

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

                           PART II - OTHER INFORMATION

                      Items 1 through 6, inclusive, are not applicable.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         MILLS MUSIC TRUST
                                               ---------------------------------
                                                           (Registrant)

Date 10/24/96                                  By:     BERNARD D. FISCHMAN
     -------------------                           -----------------------------
                                                   Bernard D. Fischman, Trustee

Date 10/24/96                                  By:        MARCIA MARKOWSKI
     -------------------                           -----------------------------
                                                   Marine Midland Bank
                                                   Corporate Trustee

                                EXHIBIT INDEX


EXHIBIT NO.                                    DESCRIPTION

     27                                  FINANCIAL DATA SCHEDULE