Form 10-K
period 1996-12-31
MILLS MUSIC TRUST
filed 1997-03-31
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 1996               Omission file
                                                      number 2-22997
                                                             -------

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

c/o Marine Midland Bank, N.A., 140 Broadway, New York, NY 10015
--------------------------------------------------------------------------------
    (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code  (212) 658-6014
--------------------------------------------------------------------------------

Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:

                          UNITS OF BENEFICIAL INTEREST
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for at least the past 90 days.

                                YES  X   NO
                                   ----     ----

      As of March 20, 1997, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by nonaffiliates was $11,663,904

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I

                                     PART I


Item 1.  Business.

      Mills Music Trust (the "Trust") was created by a Declaration of Trust dated December 3, 1964, for the purpose of acquiring from Mills Music, Inc. ("OLD Mills") the rights to receive payment of a deferred contingent purchase price obligation payable to OLD Mills. The purchase price obligation arose as the result of the sale by OLD Mills of its musical copyright catalogue to a newly formed company ("New Mills").

      In payment for the aforementioned catalogue, New Mills agreed to make quarterly payments to Old Mills (the "Contingent Portion") measured by the royalty income generated from the catalogue and, subject to certain limitations and conditions, from any copyrights thereafter acquired by New Mills.

      The contingent Portion for each quarterly period to and including the last quarter of 2009 is to be an amount equal to the excess, if any, of (a) the gross royalty income from the exploitation of the purchased copyrights during such period (whether received by New Mills, its affiliated companies or any other party) over (b) the sum of (i) the greater of (x) 25% of such gross royalty income or (y) the lesser of $87,500 (as adjusted for inflation by reflecting changes in average weekly earnings of employees in the printing, publishing and allied industries since 1964) or 30% of such gross royalty income; and (ii) royalties required to be paid to composers, authors and others with respect to the existing copyrights. If the Contingent Portion as so computed is less than $167,500, then the Contingent Portion will be computed on the basis of the gross royalty income and related expense of New Mills, its affiliated companies and their successors and assigns during such period not only from the exploitation of purchased copyrights, but also from any copyrights originated or acquired by New Mills and its affiliated companies subsequent to December 5, 1964 (with the deductions referred to in (i) and (ii) above) except that, when computed in this manner, the Contingent Portion cannot exceed $167,500. In addition, for any quarterly period in which the contingent portion as calculated above exceeds $250,000, the percentage specified in (x) above is increased to as high as 35% based upon gross royalties for the quarter.

      Commencing with the first quarter of the year 2010, the Contingent Portion for each quarterly period is to be an amount equal to 75% of the gross royalty income of New Mills and/or its affiliated companies and their successors and assigns from the exploitation of the existing copyrights for such period, less the related royalty expense.

      The acquisition purchase agreement provides that the obligation to make payments will terminate on the last day of the year in which the last purchased copyright, or a renewal thereof, expires and cannot be renewed. When the existing copyrights begin to expire, the size of each payment through the year 2009 will become increasingly dependent on the success which New Mills has in acquiring and exploiting new copyrights.

      The composition of Old Mills Catalogue is estimated to be in the excess of 25,000 titles of which approximately 1,500 are at present producing royalty income. The major portion of the royalty income generated by the catalogue in recent years, however, was produced by a relatively small number of well-known songs, many of which have remained popular and have generated substantial royalty income over a long period.

      The Declaration of Trust prohibits the Trust from engaging in any business; the Trust's sole activity is the receipt of the periodic installments of the purchase price and the distribution thereof, (after payment of expenses of the Trust) to the owners of units of beneficial interest in the Trust.

ITEM 2. Properties.

      The administrative office of the Mills Music Trust is at 140 Broadway, New York, New York 10015. There is no expense being charged or paid for office space and office equipment being utilized by the Trust.

ITEM 3. Legal Proceedings

      NONE

ITEM 4. Submission of Matters to a Vote of Security Holders.

     NONE

                                     PART II

ITEM 5.  Is not applicable.

ITEM 6.  Selected Financial Data.

                                               Cash                Cash
       Year Ended     Receipts From        Distributions       Distribution
       December 31,   Mills Music, Inc.    To Unit Holders       Per Unit*
       ------------   -----------------    ---------------       ---------
         1996           $1,175,543           $1,148,285           $ 4.13
         1995           $1,268,400           $1,227,155           $ 4.42
         1994           $1,308,116           $1,269,515           $ 4.57
         1993           $1,065,519           $1,042,424           $ 3.75
         1992           $  942,306           $  910,983           $ 3.28

* Based on the 277,712 Trust Units outstanding

ITEM 7.  Management's Discussion and Analysis of the Trust's
         Receipts.

      The Trust's receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the "nostalgia" appeal of older copyrighted songs.

ITEM 8.  Financial Statements.

      The financial statements begin on page 5 of this report.

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                             YEARS ENDED DECEMBER 31

                                                1996             1995             1994
                                             -----------      -----------      ----------

Receipts from Mills Music, Inc.              $1,175,543       $1,268,400       $1,308,116

                                             -----------      -----------      ----------
   Total Receipts                            $1,175,543       $1,268,400       $1,308,116
Undistributed Cash at Beginning                      30              774              774
   of Year

Disbursements -
   Administrative Expenses                   (   27,267)      (   41,989)      (  38,601)
                                             -----------      -----------      ----------

Balance Available for Distribution            1,148,306        1,227,185        1,270,289

Cash Distributions to Unit Holders           (1,148,285)       1,227,155       (1,269,515)
                                             -----------      ----------       -----------
Undistributed Cash at
   End of the year                           $        21      $       30       $      774
                                             -----------      ----------       ----------

Cash Distributions Per Unit
 (based on the 277,712
  Trust Units Outstanding)                   $      4.13      $     4.42       $      4.57
                                             ===========      ==========       ===========

     The Trust does not prepare a balance sheet or a statement of cash flows.

     See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1996

Note 1.     Accounting Policies and General Information.

      Mills Music Trust (the "Trust") was created in 1964 for the purpose of acquiring the rights to receive payment of a deferred contingent purchase price contract obligation payable by Mills Music, Inc. ("Mills"). The contingent payments are determined quarterly and are based on a formula which takes into account gross royalty income paid to composers, authors and others, and less amounts deducted by Mills in accordance with contract terms.

      Payments from Mills to the Trust are made in March, June, September and December and include net royalty income of the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the unit holders after payment of expenses.

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

Note 2.  Federal Income Taxes

      No provision for income taxes has been made since the liability therefore is that of the unit holders and not the Trust.

Note 3.  Related Party Transactions

      The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of their duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank, the corporate trustee, also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust also provides, that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders.

                                MILLS MUSIC TRUST
        NOTE TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 1996

Note 3.  Related Party Transactions (continued).

      Pursuant to these provisions, disbursements were made as follows for the years ended December 31:

Trustees                             1996         1995        1994
--------                            -------      -------     -------
  Marine Midland Bank               $ 2,500      $ 2,500     $ 5,000
  Bernard Fischman                    2,500        2,500       2,500

Marine Midland Bank as registrar
 and transfer agent                       0       11,818      12,570

Note 4.  Royalty Examination

      The Trust's claim against Belwin Mills Publishing Corporation, the former administrators of the Old Mills Catalogue, in connection with a 1987 royalty examination is pending. It cannot be determined at this time, what, if any, amount may ultimately be received by the Trust form this claim. No examination of royalty information has been performed subsequent to 1987.

ITEM 9.  Is not applicable.

                                    PART III

ITEM 10.  Directors of the Registrant.

      Bernard D. Fischman is the individual Trustee and Marine Midland Bank is the Corporate Trustee of the Registrant. The Trustees serve until their removal, resignation, incapacity, or in the case of individual Trustees, their death.

      Mr. Fischman, age 80, has served as a trustee since December, 1964. He is an attorney and a member of the firm of LeBoeuf, Lamb, Green & McRae.

      Marine Midland Bank, N.A. has been the corporate trustee since February, 1965 and is a national banking association organized under the laws of the Unites States.

ITEM 11. Executive Compensation. See Item 13.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

(a)   Security Ownership of Certain Beneficial Owners.

      To the best knowledge of the Trustees, the only persons who beneficially own more than 5% of the Trust Units are as follows:

                                                                  Percent
Name and Address of                       Number of               of Units
Beneficial Owner                          Units Owned             Outstanding
----------------                          -----------             -----------

MPL Communications, Ltd.
39 West 54th Street
New York, New York 10019                  79,609 Units              28.67%

Cede & Co.
Fast Cod Balance
P.O. Box 20
Bowling Green Station
New York, New York 10004                 120,794 Units              43.50%

(b)   Security Ownership of Management.

      The present Trustees have beneficial ownership in the Trust as follows:

                                    Nature of               Percentage
                                    Beneficial              of Units
   Trustee                          Ownership               Outstanding
   -------                          ---------               -----------

Bernard D. Fischman                 351 Units                   .13%
                                    (Sole Owner)

Marine Midland Bank                 None                        None


(c)   Changes in Control.

      The Trustees know of no contractual arrangements which may result in a change in control of the Trust at a subsequent date.

ITEM 13. Certain Relationships and Related Transactions.

      Remunerations of Directors and Officers.

      The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of his duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 1996, pursuant to these provisions, Bernard D. Fischman received $2,500 and Marine Midland Bank $2,500.

                                     PART IV

ITEM 14.  Exhibits, Financial Statements Schedules and Reports on Form
          8-K

(a)  1.   Financial Statements                                            Page
                                                                          ----

Independent Auditors' Report                                              5

Statements of cash receipts and disbursements -
  years ended December 31, 1996, 1995 and 1994                            6

Notes to statements of cash receipts and disbursements.                   7-8

     2.   Financial Statement Schedules                                  None

     3.   Exhibits                                                       None

(b) Reports on Form 8-K                                                  None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MILLS MUSIC TRUST
                                          --------------------------------
                                                 (Registrant)


                                          By:    BERNARD D. FISCHMAN
                                             -----------------------------
                                             Bernard D. Fischman, Trustee


                                          By:    MARINE MIDLAND BANK
                                             -----------------------------
                                                 Marine Midland Bank
                                                 Corporate Trustee

Dated as of March 10, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        [LETTERHEAD OF PEAT MARWICK LLP]

                          Independent Auditors' Report

The Trustees and Unit Owners
Mills Music Trust:

We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for each of the years in the three-year period ended December 31, 1996, on the basis of accounting described in note 1.


                                          /s/ KPMG PEAT MARWICK LLP

                                          KPMG PEAT MARWICK LLP

New York, New York
March 10, 1997