Form 10-Q
period 1997-03-31
MILLS MUSIC TRUST
filed 1997-04-23
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED MARCH 31, 1997  COMMISSION FILE NUMBER 2-22997



                              MILLS MUSIC TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             NEW YORK                                               13-6183792
         (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)



C/O MARINE MIDLAND BANK,   140 BROADWAY,   NEW YORK, NY                 10015
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE              (212) 658-6014



         INDICATE BY CHECK-MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                                 YES  X    NO


NUMBER OF TRUST UNITS OUTSTANDING AS OF MARCH 10, 1997    277,712

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)




                                                       Three Months Ended
                                                           March 31
                                                   1997                 1996
                                                 ---------            ---------
Receipts:
      Mills Music, Inc.                          $ 259,173            $ 396,433
                                                 ---------            ---------


Total Receipts                                     259,173              396,433

Undistributed cash
 at beginning of
 the period                                             20                   30

Disbursements -
administrative expenses                            (10,850)             (11,640)
                                                 ---------            ---------

Balance available
 for distribution                                  248,343              384,823

Cash distribution
 to unit holders                                   248,330              384,799
                                                 ---------            ---------

Undistributed cash at
  end of the period                              $      13            $      24
                                                 =========            =========

Cash distribution per
 unit (based on 277,712
   units outstanding)                            $   .8942            $  1.3856
                                                 =========            =========


See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

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

NOTE 2.  RELATED PARTY TRANSACTIONS

                  The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (CONTINUED)

                                   (UNAUDITED)

         limitations and to prior confirmation by a majority in interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the three months ended March 31, 1997 and 1996.

                                                          1997             1996
                                                          ----            ------
Trustee Fees:
    Bernard D. Fischman                                   $625            $  625
    Marine Midland Bank                                    625               625

Marine Midland Bank - Transfer
    Agent and Registrar                                      0             5,932

NOTE 3.  ROYALTY EXAMINATION

                  The Trust's claim against Belwin Mills Publishing Corporation, the former administrators of the Old Mills Catalogue, in connection with a royalty examination is pending. It cannot be determined at this time, what, if any, amount may ultimately be received by the Trust.

                  Legal and accounting fees paid from inception (1987) through March 31, 1997 by the Trust in connection with this examination aggregate $75,438.

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


                                                   MILLS MUSIC TRUST
                                           -----------------------------------
                                                     (Registrant)





Date                                       By:     BERNARD D. FISCHMAN
    ---------------------------                -------------------------------
                                               Bernard D. Fischman, Trustee




Date                                       By:      MARCIA MARKOWSKI
    ---------------------------                -------------------------------
                                               Marine Midland Bank
                                               Corporate Trustee