Form 10-K/A
period 1996-12-31
MILLS MUSIC TRUST
filed 1997-05-22
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KA
                                   ----------

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

                                    YES X   NO
                                       ---    ---
     As of March 20, 1997, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by nonaffiliates was $11,663,904

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE



                                     PART I

                                                                         Page 2.


     The purpose of this amended filing is to submit a Financial Data Schedule as required per item 601(c) of Regulation S-K and Regulation S-B and Rule 401 of Regulation S-T. The Financial Data Schedule (Ex-27) was missing from the original 10-K filing.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 MILLS MUSIC TRUST
                                                --------------------
                                                   (Registrant)


                                             By:   BERNARD D. FISCHMAN
                                                ------------------------
                                                   Bernard D. Fischman,
Trustee


                                             By:    MARINE MIDLAND BANK
                                                ------------------------
                                                   Marine Midland Bank
                                                   Corporate Trustee




Dated as of May 22, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates