Form 10-Q
period 1997-06-30
MILLS MUSIC TRUST
filed 1997-07-17
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1997 Commission file number 2-22997

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



         Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES /X/ NO / /

  Number of Trust Units outstanding as of March 10, 1997   277,712

                          PART I - FINANCIAL STATEMENTS
                          -----------------------------
Item 1. Financial Information

                                MILLS MUSIC TRUST
                                -----------------
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                  ---------------------------------------------
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
            --------------------------------------------------------
                                   (UNAUDITED)



                              Three Months Ended             Six Months Ended
                                   June 30,                      June 30,
                              ------------------             ----------------
                              1997         1996             1997         1996
                              ----         ----             ----         ----
Receipts:
 Mills Music, Inc.          $227,996     $220,232        $487,169     $616,665

Undistributed Cash
 at beginning of
 the period                       13           24              20           30

Disbursements -
administrative expenses     ( 14,213)    (  5,231)       (  25,063)   ( 16,871)
                            --------     ---------        ---------    --------

Balance available
 for distribution            213,796      215,025          462,126     599,824

Cash distribution
 to unit holders             213,783      215,005          462,113     599,804
                             -------      -------          -------     -------
Undistributed cash at
 end of the period          $     13     $     20        $      13    $     20
                            ========     ========        =========    ========

Cash distribution per
 unit (based on 277,712
  units outstanding)        $    .77     $    .77        $    1.66    $   2.16
                            ========     ========        =========    ========





See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

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

NOTE 2. RELATED PARTY TRANSACTIONS

                 The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of 52,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
               THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (CONTINUED)

                                   (UNAUDITED)

        limitations and to prior confirmation by a majority in interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the six months ended June 30, 1997 and 1996.

                                             1997                 1996
        Trustee Fees:                        ----                 ----
          Bernard D. Fischman              $1,250               $1,250
          Marine Midland Bank               1,250                1,250

        Marine Midland Bank - Transfer
          Agent and Registrar               5,932                    0

NOTE 3. ROYALTY EXAMINATION


                 The Trust's claim against Belwin Mills Publishing Corporation, the former administrators of the Old Mills Catalogue, in connection with a royalty examination is pending. It cannot be determined at this time, what, if any, amount may ultimately be received by the Trust.

                 Legal and accounting fees paid from inception (1987) through June 30, 1997 by the Trust in connection with this examination aggregate $57,438.

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

                                                           MILLS MUSIC TRUST
                                                           -----------------
                                                             (Registrant)





  Date  July 17, 1997                        By:       BERNARD D. FISCHMAN
                                                    ----------------------------
                                                    Bernard D. Fischman, Trustee

  Date  July 17, 1997                        By:          MARCIA MARKOWSKI
                                                    ----------------------------
                                                        Marine Midland Bank
                                                        Corporate Trustee