Form 10-Q
period 1997-09-30
MILLS MUSIC TRUST
filed 1997-10-22
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



    FOR THE QUARTER ENDED SEPTEMBER, 30 1997 COMMISSION FILE NUMBER 2-22997



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

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Information

                                MILLS MUSIC TRUST
                        STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
               THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                    Three Months Ended              Nine Months Ended
                                       September, 30                  September 30
                                    1997           1996           1997           1996
                                    ----           ----           ----           ----
Receipts:
 Mills Music, Inc.               $ 326,735      $ 241,365      $ 813,904       $ 858,030
Undistributed cash at
 beginning of the period                13             20             20              30
Disbursements -
 administrative expenses           ( 6,273)      (  5,902)      ( 31,337)       ( 22,773)
                                    -------       --------      ---------       ---------
Balance available
 for distribution                  320,475        235,483        782,587         835,287
Cash distribution
 to unit holders                   319,786        235,472        781,898         835,276
                                  --------        -------        -------         -------
Undistributed cash at
 end of the period               $     689      $      11      $     689       $      11
                                  ========        =======        =======         =======
Cash distribution per
 unit (based on 277,712
  units outstanding)             $     1.15     $     .85      $    2.82       $    3.01
                                   ========      ========        =======         =======

See accompanying Notes to Statements of Cash Receipts and Disbursements.

                               MILLS MUSIC TRUST
            NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
        THREE MONTHS AND NINE MONTHS ENDED September 30, 1997 AND 1996

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

NOTE 2.  RELATED PARTY TRANSACTIONS

                The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain

                               MILLS MUSIC TRUST
            NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (CONTINUED)

                                  (UNAUDITED)

          limitations and to prior confirmation by a majority in interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the nine months ended September 30, 1997 and 1996.

                                                   1997        1996
                                                  ------       -----
          Trustee Fees:
            Bernard D. Fischman                   $1,875      $1,875
            Marine Midland Bank                    1,250       1,875

          Marine Midland Bank - Transfer
            Agent and Registrar                    5,932           0

NOTE 3.  ROYALTY EXAMINATION

                The Trust's claim against Belwin Mills Publishing Corporation, the former administrators of the Old Mills Catalogue, in connection with a royalty examination is pending. It cannot be determined at this time, what, if any, amount may ultimately be received by the Trust.

                Legal and accounting fees paid from inception (1987) through September 30, 1997 by the Trust in connection with this examination aggregate $75,438.

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


                                                MILLS MUSIC TRUST
                                        ---------------------------------
                                                            (Registrant)



Date    October 22, 1997           By:  BERNARD D. FISCHMAN
     --------------------               ---------------------------------
                                        Bernard D. Fischman, Trustee



Date    October 22, 1997           By:  MARCIA MARKOWSKI
     --------------------               ---------------------------------
                                               Marine Midland Bank
                                               Corporate Trustee