Form 10-K
period 1997-12-31
MILLS MUSIC TRUST
filed 1998-03-31
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 1997                     Omission file
                                                            number 2-22997


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

                                 YES /X/    NO / /

         As of March 10, 1998, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by nonaffiliates was $10,900,196

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

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

ITEM 3. Legal Proceedings

         NONE

ITEM 4. Submission of Matters to a Vote of Security Holders.

         NONE

                                     PART II

ITEM 5.  Is not applicable.

ITEM 6.  Selected Financial Data.


                                                   Cash                 Cash
   Year Ended         Receipts From            Distributions        Distribution
   December 31,     Mills Music, Inc.         To Unit Holders          Per Unit*
   ------------     -----------------         ---------------          ---------
      1997            $1,137,919                 $1,101,434              $3.97
      1996            $1,175,543                 $1,148,285              $4.13
      1995            $1,268,400                 $1,227,155              $4.42
      1994            $1,308,116                 $1,269,515              $4.57
      1993            $1,065,519                 $1,042,424              $3.75

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

                       [KPMG Peat Marwick LLP Letterhead]

                          Independent Auditors' Report


The Trustees and Unit Owners
Mills Music Trust:

We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for each of the years in the three-year period ended December 31, 1997, on the basis of accounting described in Note 1.


                                          /s/ KPMG PEAT MARWICK LLP

                                          KPMG PEAT MARWICK LLP

March 19, 1998

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                             YEARS ENDED DECEMBER 31


                                            1997               1996               1995
                                         -----------        -----------        -----------
Receipts from Mills Music, Inc.          $ 1,137,919        $ 1,175,543        $ 1,268,400
                                         -----------        -----------        -----------
   Total Receipts                        $ 1,137,919        $ 1,175,543        $ 1,268,400
Undistributed Cash at Beginning                   21                 30                774
   of Year

Disbursements -
   Administrative Expenses                   (36,498)           (27,267)           (41,989)
                                         -----------        -----------        -----------

Balance Available for Distribution         1,101,442          1,148,306          1,227,185

Cash Distributions to Unit Holders        (1,101,434)        (1,148,285)         1,227,155
                                         -----------        -----------        -----------
Undistributed Cash at
   End of the year                       $         8        $        21        $        30
                                         -----------        -----------        -----------

Cash Distributions Per Unit
 (based on the 277,712
  Trust Units Outstanding)               $      3.97        $      4.13        $      4.42
                                         ===========        ===========        ===========


         The Trust does not prepare a balance sheet or a statement of cash flows.

         See accompanying Notes to Statements of Cash Receipts and
Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1997

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

                                MILLS MUSIC TRUST
        NOTE TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 1997

Note 3.  Related Party Transactions (continued).

         Pursuant to these provisions, disbursements were made as follows for the years ended December 31:

Trustees                                1997         1996          1995
--------                               ------       ------       -------
  Marine Midland Bank                  $2,500       $2,500       $ 2,500
  Bernard Fischman                      2,500        2,500         2,500


Marine Midland Bank as registrar
 and transfer agent                     5,932        - 0 -        11,818

Note 4.  Royalty Examination

         The Trust's claim against Belwin Mills Publishing Corporation, the former administrators of the Old Mills Catalogue, in connection with a 1987 royalty examination is pending final resolution by the Trust. It cannot be determined at this time, what, if any, amount may ultimately be received by the Trust. No examination of royalty information has been performed subsequent to 1987.


ITEM 9.  Is not applicable.

                                    PART III

ITEM 10.  Directors of the Registrant.

         Bernard D. Fischman is the individual Trustee and Marine Midland Bank is the Corporate Trustee of the Registrant. The Trustees serve until their removal, resignation, incapacity, or in the case of individual Trustees, their death.

         Mr. Fischman, age 81, has served as a trustee since December, 1964. He is an attorney and a member of the firm of LeBoeuf, Lamb, Green & McRae.

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

Cede & Co.
Fast Cod Balance
P.O. Box 20
Bowling Green Station
New York, New York 10004            136,470 Units                    49.14%

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

ITEM 13.  Certain Relationships and Related Transactions.

         Remunerations of Directors and Officers.

         The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of his duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 1997, pursuant to these provisions, Bernard D. Fischman received $2,500 and Marine Midland Bank $2,500.

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



                                                  MILLS MUSIC TRUST
                                           -----------------------------------
                                                      (Registrant)


                                           By:    BERNARD D. FISCHMAN
                                              --------------------------------
                                              Bernard D. Fischman, Trustee


                                           By:    MARINE MIDLAND BANK
                                              --------------------------------
                                                  Marine Midland Bank
                                                   Corporate Trustee

Dated as of March 19, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.