Form 10-Q
period 1998-06-30
MILLS MUSIC TRUST
filed 1998-07-22
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JUNE 30, 1998  COMMISSION FILE NUMBER 2-22997



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

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)





                                                                   Three Month Ended                      Six Months Ended
                                                                       June 30,                             June 30,
                                                             1998                 1997                1998               1997
                                                             ----                 ----                ----               ----
Receipts:
      Mills Music, Inc.                                    $273,049             $227,996            $472,931           $487,169

Undistributed cash
at beginning of the period                                        0                   13                   8                 20

Disbursements -
administrative expenses                                     ( 7,600)            ( 14,213)           ( 19,871)           (25,063)
                                                             ------              -------             -------             ------

Balance available for distribution                          265,449              213,796             453,068            462,126

Cash distribution to unit holders                           265,438              213,783             453,057            462,113
                                                            -------              -------             -------            -------

Undistributed cash at end of the period                    $    11              $     13            $     11           $     13
                                                           =======             =========            ========           ========

Cash distribution per
unit (based on 277,712 units outstanding)                  $   .95              $    .77            $   1.63           $   1.66
                                                           =======              ========            ========           ========

See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

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

NOTE 2.  RELATED PARTY TRANSACTIONS

                      The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (CONTINUED)

                                   (UNAUDITED)

               limitations and to prior confirmation by a majority in interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the six months ended June 30, 1998 and 1997.

                                                      1998            1997
                                                      ----            ----
               Trustee Fees:
                 Bernard D. Fischman                 $1,250          $1,250
                 Marine Midland Bank                  1,250           1,250

               Marine Midland Bank - Transfer
                 Agent and Registrar                      0           5,932

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


                                               MILLS MUSIC TRUST
                                          ---------------------------
                                                 (Registrant)





Date     July 21, 1998                 By:     BERNARD D. FISCHMAN
         -------------                     -------------------------------------
                                           Bernard D. Fischman,Trustee




Date     July 21, 1998                 By:      MARCIA MARKOWSKI
         -------------                     -------------------------------------
                                           Marine Midland Bank
                                           Corporate Trustee