Form 10-Q
period 1998-09-30
MILLS MUSIC TRUST
filed 1998-10-20
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED SEPTEMBER 30, 1998  COMMISSION FILE NUMBER 2-22997



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

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)





                                      Three Months Ended                Nine Months Ended
                                          September 30                      September 30
                                          ------------                      ------------
                                     1998             1997             1998             1997
                                   ---------        ---------        ---------        ---------

Receipts:
      Mills Music, Inc.            $ 278,631        $ 326,735        $ 751,562        $ 813,904

Undistributed cash
      at beginning of
      the period                          11               13                8               20

Disbursements -
administrative expenses               (3,433)          (6,273)         (23,304)         (31,337)
                                   ---------        ---------        ---------        ---------

Balance available
      for distribution               275,209          320,475          728,266          782,587

Cash distribution
      to unit holders                275,185          319,786          728,242          781,898
                                   ---------        ---------        ---------        ---------

Undistributed cash at
      end of the period            $      24        $     689        $      24        $     689
                                   =========        =========        =========        =========

Cash distribution per
      unit (based on 277,712
        units outstanding)         $     .99        $    1.15        $    2.62        $    2.82
                                   =========        =========        =========        =========


See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

NOTE 2.  RELATED PARTY TRANSACTIONS

                     The Declaration of Trust provides that each trustee shall
               receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (CONTINUED)

                                   (UNAUDITED)

               limitations and to prior confirmation by a majority in interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the nine months ended September 30, 1998 and 1997.

                                           1998         1997
                                          ------       ------
     Trustee Fees:
       Bernard D. Fischman                $1,875       $1,875
       Marine Midland Bank                 1,875        1,250

     Marine Midland Bank - Transfer
       Agent and Registrar                     0        5,932

NOTE 3.  ROYALTY EXAMINATION

                     The Trust's claim against Belwin Mills Publishing
               Corporation, the former administrators of the Old Mills Catalogue, in connection with a 1987 royalty examination is pending final resolution by the Trust. It cannot be determined at this time, what, if any, amount may ultimately be received by the Trust.

                     No examination of royalty information has been performed
               subsequent to February, 1987.


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


                                                    MILLS MUSIC TRUST
                                                      (Registrant)





Date October 12, 1998                       By:     BERNARD D. FISCHMAN
                                                Bernard D. Fischman,Trustee




Date October 12, 1998                       By:      MARCIA MARKOWSKI
                                                Marine Midland Bank
                                                Corporate Trustee