Form 10-K
period 1998-12-31
MILLS MUSIC TRUST
filed 1999-03-31
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 1998                         Commission file
                                                                number 2-22997
                                                                --------------

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

        c/o Marine Midland Bank, N.A., 140 Broadway, New York, NY 10005
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

                                    YES X NO

      As of March 4, 1999, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by nonaffiliates was $11,177,988.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1. Business.

      Mills Music Trust (the "Trust") was created by a Declaration of Trust dated December 3, 1964, for the purpose of acquiring from Mills Music, Inc. ("Old Mills") the rights to receive payments of a deferred contingent purchase price obligation payable to Old Mills. The purchase price obligation arose as the result of the sale by Old Mills of its musical copyright catalogue to a newly formed company ("New Mills").

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

      The acquisition purchase agreement provides that the obligation to make payments will terminate on the last day of the year in which the last purchased copyright, or a renewal thereof, expires and cannot be renewed. When the existing copyrights begin to expire, the size of each payment through the year 2009 will become increasingly dependent on the success which New Mills has in renewing the copyrights.

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

ITEM 2. Properties.

      The administrative office of the Mills Music Trust is at 140 Broadway, New York, New York 10005. There is no expense being charged or paid for office space and office equipment being utilized by the Trust.

ITEM 3. Legal Proceedings

      NONE

ITEM 4. Submission of Matters to a Vote of Security Holders.

      NONE

                                     PART II

ITEM 5. Is not applicable.

ITEM 6. Selected Financial Data.

The following selected financial data for the years ended December 31, 1998 through 1994 are derived from the trust's audited financial statements. The data set forth below should be read in connection with financial statements of the trust and the notes thereto and "management discussions and analysis" appearing elsewhere herein.

                                              Cash            Cash
       Year Ended     Receipts From      Distributions    Distribution
      December 31,  Mills Music, Inc.   To Unit Holders     Per Unit*
      ------------  -----------------   ---------------   -------------
         1998          $1,035,853            $999,734         $3.60
         1997          $1,137,919          $1,101,434         $3.97
         1996          $1,175,543          $1,148,285         $4.13
         1995          $1,268,400          $1,227,155         $4.42
         1994          $1,308,116          $1,269,515         $4.57

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

                     [LETTERHEAD OF DAVID BERDON & CO. LLP]

                          INDEPENDENT AUDITORS' REPORT

The Trustees and Unit Owners
Mills Music Trust

We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for the year ended December 31, 1998. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, this financial statement was prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Trust for the year ended December 31, 1998, on the basis of accounting described in Note 1.


                                                    /s/ David Berdon & Co. LLP
                                                    Certified Public Accountants

March 23, 1999

                              [LETTERHEAD OF KPMG]

                          INDEPENDENT AUDITORS' REPORT

The Trustees and Unit Owners
Mills Music Trust:

We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for each of the years in the two year period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Trust for each of the years in the two-year period ended December 31, 1997, on the basis of accounting described in Note 1.


                                                            KPMG LLP
                                                          /s/ KPMG LLP

March 19, 1998
New York, New York

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                             YEARS ENDED DECEMBER 31

                                         1998            1997           1996
                                         ----            ----           ----
Receipts from Mills Music, Inc.       $1,035,853      $1,137,919     $1,175,543

                                     -----------     -----------    -----------
   Total Receipts                     $1,035,853      $1,137,919     $1,175,543

Undistributed Cash at Beginning                8              21             30
   of Year

Disbursements -
   Administrative Expenses           (    36,117)     (   36,498)     (  27,267)
                                     -----------     -----------    -----------
Balance Available for Distribution       999,744       1,101,442      1,148,306

Cash Distributions to Unit Holders   (   999,705)     (1,101,434)    (1,148,285)
                                     -----------     -----------    -----------
Undistributed Cash at
   End of the year                   $        39     $         8     $       21
                                     -----------     -----------    -----------
Cash Distributions Per Unit
 (based on the 277,712
  Trust Units Outstanding)           $      3.60     $      3.97     $     4.13
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

                                MILLS MUSIC TRUST
        NOTE TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)

Note 3. Related Party Transactions (continued).

      Pursuant to these provisions, disbursements were made as follows for the years ended December 31:

Trustees                              1998       1997        1996
--------                            -------    -------     -------
  Marine Midland Bank               $ 2,500    $ 2,500     $ 2,500
  Bernard Fischman                    2,500      2,500       2,500

Marine Midland Bank as registrar
 and transfer agent                   5,839      5,932       - 0 -

Note 4. Royalty Examination

      The Trust has determined that its previously disclosed claim against the former administrator of the Old Mills Catalogue in connection with the 1987 royalty examination is not cost beneficial and, therefore, is not being pursued. No examination of royalty information has been performed subsequent to 1987.

Note 5. Year 2000 Computer Readiness

      Due to the limited number of transactions the Trustees believe their would be no significant impact for year 2000 computer readiness on the operations of the Trust.

ITEM 9. Is not applicable.

                                    PART III

ITEM 10. Directors of the Registrant.

      Bernard D. Fischman is the individual Trustee and Marine Midland Bank is the Corporate Trustee of the Registrant. The Trustees serve until their removal, resignation, incapacity, or in the case of individual Trustees, their death.

      Mr. Fischman, age 84, has served as a trustee since December, 1964. He is an attorney and a member of the firm of LeBoeuf, Lamb, Green & McRae.

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

ITEM 11. Executive Compensation. See Item 13.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.

      To the best knowledge of the Trustees, the only persons who beneficially own more than 5% of the Trust Units are as follows:

                                                                     Percent
Name and Address of                         Number of                of Units
Beneficial Owner                            Units Owned             Outstanding
------------------------                    -----------             -----------

MPL Communications, Ltd.
39 West 54th Street
New York, New York 10019                    79,609 Units              28.67%

Cede & Co.
Fast Cod Balance
P.O. Box 20
Bowling Green Station
New York, New York 10004                   136,470 Units              49.14%

(b) Security Ownership of Management.

      The present Trustees have beneficial ownership in the Trust as follows:

                                            Nature of            Percentage
                                            Beneficial           of Units
   Trustee                                  Ownership            Outstanding
   -------                                  ----------           -----------
Bernard D. Fischman                         351 Units               .13%
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

                                     PART IV

ITEM 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a) 1.   Financial Statements                                               Page
                                                                            ----

Independent Auditors' Reports                                               5-5A

Statements of cash receipts and disbursements -
  years ended December 31, 1998, 1997 and 1996                                 6

Notes to statements of cash receipts and disbursements.                     7-8

     2.   Financial Statement Schedules                                     None

     3.   Exhibits                                                          None

(b) Reports on Form 8-K                                                       11

                                MILLS MUSIC TRUST

                                     FORM 8K

Item 4. Changes in Registrant's Certifying Accountant

(a)(1)(i) On March 4, 1999 the registrant terminated KPMG LLP (KPMG) as its principal auditors.

(a)(1)(ii) The reports of KPMG on the financial statements for the past two years did not contain a disclaimer of opinion or an opinion that was adverse or was qualified or modified for uncertainty, audit scope, or accounting principle.

(a)(1)(iii) The decision to change auditors was recommended and approved by the Trustees.

(a)(1)(iv) During the two most recent fiscal years and any subsequent interim period preceeding this dismissal, there were no disagreements with KPMG on matters of accounting principle or practice, financial statement disclosure, or audit scope or procedures that, if not resolved to their satisfaction, would have caused KPMG to refer to the subject matter of the disagreements in their report.

(a)(2) On March 5, 1999 the registrant engaged David Berdon & Co. LLP as its principal auditors.

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       MILLS MUSIC TRUST
                                               ---------------------------------
                                                          (Registrant)


Dated as of March 18, 1999                     By: BERNARD D. FISCHMAN
                                                   -----------------------------
                                                   Bernard D. Fischman, Trustee

                              [LETTERHEAD OF KPMG]

Securities and Exchange Commission                                March 30, 1999
Washington, D.C. 20549

Ladies and Gentlemen:

We were previously principal accountants for Mills Music Trust and, under the date of March 19, 1998, we reported on the statements of cash receipts and disbursements of Mills Music for each of the years in the three-year period ended December 31, 1997. On March 4, 1999, our appointment as principal accountants was terminated. We have read Mills Music Trust's statements included under Item 4 of its Form 8-K dated March 30, 1999, and we agree with such statements.

Very truly yours,


/s/ KPMG LLP

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


                                                      MILLS MUSIC TRUST
                                                --------------------------------
                                                         (Registrant)


                                                By: BERNARD D. FISCHMAN
                                                    ----------------------------
                                                    Bernard D. Fischman, Trustee


                                                By: MARINE MIDLAND BANK
                                                    ----------------------------
                                                    Marine Midland Bank
                                                    Corporate Trustee

Dated as of March 18, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.