Form 10-Q
period 1999-03-31
MILLS MUSIC TRUST
filed 1999-04-14
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED MARCH 31, 1999  COMMISSION FILE NUMBER 2-22997



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


                                 YES  X   NO
                                     ---     ---

NUMBER OF TRUST UNITS OUTSTANDING AS OF MARCH 4, 1999    277,712

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                     1999                 1998
                                                   --------             --------
Receipts:
 Mills Music, Inc.                                 $274,046             $199,882
                                                   --------             --------

Total Receipts                                      274,046              199,882
Undistributed cash
 at beginning of
 the period                                              39                    8

Disbursements -
administrative expenses                              (7,336)             (12,270)
                                                   --------             --------

Balance available
 for distribution                                   266,749              187,620

Cash distribution
 to unit holders                                    266,714              187,620
                                                   --------             --------

Undistributed cash at
  end of the period                                $     35             $      0
                                                   ========             ========

Cash distribution per
 unit (based on 277,712
   units outstanding)                              $  .9604             $  .6756
                                                   ========             ========


    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

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

NOTE 2.  RELATED PARTY TRANSACTIONS

                  The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (CONTINUED)

                                   (UNAUDITED)

         limitations and to prior confirmation by a majority in interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the three months ended March 31, 1998 and 1997.

                                                          1999              1998
                                                          ----              ----
Trustee Fees:
    Bernard D. Fischman                                   $625              $625
    Marine Midland Bank                                    625               625



NOTE 3.  ROYALTY EXAMINATION

                  The Trust's claim against Belwin Mills Publishing Corporation, the former administrators of the Old Mills Catalogue, in connection with a royalty examination is pending. It cannot be determined at this time, what, if any, amount may ultimately be received by the Trust.

                  Legal and accounting fees paid from inception (1987) through March 31, 1999 by the Trust in connection with this examination aggregate $75,438.

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


                                                      MILLS MUSIC TRUST
                                              --------------------------------
                                                        (Registrant)





Date    April 12, 1999                        By:     BERNARD D. FISCHMAN
     ----------------------                       ----------------------------
                                                  Bernard D. Fischman, Trustee




Date    April 12, 1999                        By:      MARCIA MARKOWSKI
     -----------------------                      ----------------------------
                                                  Marine Midland Bank
                                                  Corporate Trustee