Form 10-Q
period 1999-06-30
MILLS MUSIC TRUST
filed 1999-07-20
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JUNE 30, 1999  COMMISSION FILE NUMBER 2-22997


                                MILLS MUSIC TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW YORK                                       13-6183792
 (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


C/O HSBC BANK, USA   140 BROADWAY,   NEW YORK, NY           10015-1180
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


                                    YES X NO


NUMBER OF TRUST UNITS OUTSTANDING AS OF JUNE 4, 1999    277,712

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)

                                   Three Months Ended               Six Months Ended
                                        June 30                          June 30
                               ------------------------        ------------------------

                                 1999            1998            1999            1998
                               --------        --------        --------        --------
Receipts:
 Mills Music, Inc.             $259,851        $273,049        $533,897        $472,931

Undistributed cash
 at beginning of
 the period                          35               0              39               8

Disbursements -
administrative
expenses                       ( 16,695)       (  7,600)       ( 24,031)       ( 19,871)
                               --------        --------        --------        --------

Balance available
 for distribution               243,191         265,449         509,905         453,068

Cash distribution
 to unit holders                243,165         265,438         509,879         453,057
                               --------        --------        --------        --------

Undistributed cash at
  end of the period            $     26        $     11        $     26        $     11
                               ========        ========        ========        ========

Cash distribution per
 unit (based on 277,712
   units outstanding)          $    .88        $    .95        $   1.84        $   1.63
                               ========        ========        ========        ========

See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

NOTE 2.  RELATED PARTY TRANSACTIONS

                  The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED June 30, 1999 AND 1998
                                   (CONTINUED)

                                   (UNAUDITED)


                  limitations and to prior confirmation by a majority in interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the six months ended June 30, 1999 and 1998.

                                                    1999         1998
                                                   ------       ------
                  Trustee Fees:
                      Bernard D. Fischman           $1250       $1250
                      Marine Midland Bank            1250        1250

                  Marine Midland Bank
                      Transfer agent and registrar      0          0

NOTE 3.  FEDERAL INCOME TAXES

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                                     MILLS MUSIC TRUST
                                             --------------------------------
                                                       (Registrant)





Date    July  , 1999                         By:     BERNARD D. FISCHMAN
     --------------------                        ---------------------------
                                                 Bernard D. Fischman, Trustee




Date    July  , 1999                         By:      MARCIA MARKOWSKI
     ---------------------                       ---------------------------
                                                 Marine Midland Bank
                                                 Corporate Trustee