Form 10-Q
period 1999-09-30
MILLS MUSIC TRUST
filed 1999-10-21
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1999  COMMISSION FILE NUMBER 2-22997


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


C/O HSBC BANK USA,   140 BROADWAY,   NEW YORK, NY                  10015
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

                               YES  X       NO
                                  -----       -----

NUMBER OF TRUST UNITS OUTSTANDING AS OF SEPTEMBER 17, 1999              277,712
                                                                       ---------

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

                           Three Months Ended        Nine Months Ended
                              September 30              September 30
                           ------------------        -----------------
                            1999      1998             1999      1998
                            ----      ----             ----      ----

Receipts:
 Mills Music, Inc.        $225,547  $278,631          $759,444  $751,562

Undistributed cash
 at beginning of
 the period                     26        11                39         8

Disbursements -
administrative
expenses                  ( 11,609) (  3,433)         ( 35,640) ( 23,304)
                           --------  --------          --------  --------

Balance available
 for distribution          213,964   275,209           723,843   728,266

Cash distribution
 to unit holders           213,939   275,198           723,818   728,255
                           -------   -------           -------   -------

Undistributed cash at
  end of the period        $    25   $    11           $    25   $    11
                           =======   =======           =======   =======

Cash distribution per
 unit (based on 277,712
   units outstanding)      $   .77   $   .99           $  2.61   $  2.62
                           =======   =======           =======   =======






    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

NOTE 2.   RELATED PARTY TRANSACTIONS

               The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (CONTINUED)

                                   (UNAUDITED)

          limitations and to prior confirmation by a majority in interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the nine months ended September 30, 1999 and 1998.

                                              1999        1998
                                             ------      ------
          Trustee Fees:
               Bernard D. Fischman           $1,875      $1,875
               HSBC Bank USA                  1,875       1,875


          HSBC Bank USA
               Transfer agent and registrar  $3,794           0




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

                                                        MILLS MUSIC TRUST
                                                  ------------------------------
                                                           (Registrant)



Date October 21, 1999                         By:      BERNARD D. FISCHMAN
     --------------------                         ------------------------------
                                                  Bernard D. Fischman, Trustee



Date October 21, 1999                         By:        MARCIA MARKOWSKI
     --------------------                         ------------------------------
                                                  HSBC Bank USA
                                                  Corporate Trustee