Form 10-K
period 1999-12-31
MILLS MUSIC TRUST
filed 2000-03-30
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 1999               Omission file
                                                      number 2-22997


                                MILLS MUSIC TRUST
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     New York                       13-6183792
     -----------------------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

c/o HSBC Bank USA, 140 Broadway, New York, NY           10015
--------------------------------------------------------------------
    (Address of principal executive offices)           (Zip code)

       Registrant's telephone number, including area code (212) 658-6014
       -----------------------------------------------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
       -----------------------------------------------------------------
                                (Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:

                          UNITS OF BENEFICIAL INTEREST
       -----------------------------------------------------------------
                                (Title of Class)

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

         As of March 6,2000, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by nonaffiliates was $8,331,360.

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

ITEM 3. Legal Proceedings

         NONE

ITEM 4. Submission of Matters to a Vote of Security Holders.

         NONE

                                     PART II

ITEM 5.  Is not applicable.

ITEM 6.  Selected Financial Data.

The following selected financial data for the years ended December 31, 1999 through 1995 are derived from the trust's audited financial statements. The data set forth below should be read in connection with financial statements of the Trust and the notes thereto and "management discussions and analysis" appearing elsewhere herein.

                                          Cash            Cash
   Year Ended      Receipts From      Distributions   Distribution
   December 31,    Mills Music, Inc.  To Unit Holders    Per Unit*
   ------------    -----------------  ---------------    ---------

     1999             $ 915,168          $ 871,523        $3.14
     1998            $1,035,853          $ 999,705        $3.60
     1997            $1,137,919         $1,101,434        $3.97
     1996            $1,175,543         $1,148,285        $4.13
     1995            $1,268,400         $1,227,155        $4.42

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

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                             YEARS ENDED DECEMBER 31


                                        1999           1998           1997
                                      ----------    -----------     ----------

Receipts from Mills Music, Inc.      $  915,168     $1,035,853     $1,137,919

   Total Receipts                    $  915,168     $1,035,853     $1,137,919
Undistributed Cash at Beginning              39              8             21
   of Year

Disbursements -
   Administrative Expenses           (   43,653)    (   36,117)    (   36,498)
                                      ----------    -----------     ----------

Balance Available for Distribution      871,554        999,744      1,101,442

Cash Distributions to Unit Holders   (  871,523)    (  999,705)    (1,101,434)
                                      ----------    -----------     ----------
Undistributed Cash at
   End of the year                   $       31     $       39     $        8
                                     ----------     ----------     ----------

Cash Distributions Per Unit
 (based on the 277,712
  Trust Units Outstanding)           $     3.14     $     3.60     $     3.97
                                     ==========     ==========     ==========


         The Trust does not prepare a balance sheet or a statement of cash flows.

         See accompanying Notes to Statements of Cash Receipts and
Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999

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

Note 3.  Related Party Transactions

         The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of their duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA (formerly Marine Midland Bank), the corporate trustee, also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units).

         The Declaration of Trust also provides, that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders.

                                MILLS MUSIC TRUST
        NOTE TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 1999

Note 3.  Related Party Transactions (continued).

         Pursuant to these provisions, disbursements were made as follows for the years ended December 31:

Trustees                                  1999       1998        1997
--------                                -------    -------     ------
  HSBC Bank USA (formerly
  Marine Midland Bank)                  $ 2,500    $ 2,500     $ 2,500
  Bernard Fischman                        2,500      2,500       2,500

HSBC Bank USA (formerly
Marine Midland Bank) as
registrar and transfer agent              5,542      5,839       5,932

Note 4.  Royalties

         (a) The original (1964) sale agreement assumed by the Trust's collecting/paying entity ("EMI") provides for a revised royalty calculation when the remittance to the Trust is less than $167,500 for the quarter. This occurred in the quarter ended December 31, 1999, for which the remittance was $155,717. EMI did not calculate that quarter's payment using the revised royalty calculation, and has been notified about this matter. Additional monies due to the Trust, if any, under the revised calculation would be capped at an amount that, when added to the prior distribution, would not exceed $167,500. The timing of the receipt of any additional monies due to the Trust is dependent upon EMI's ability to provide the information required under the revised royalty calculation.

         (b) In addition, EMI made a computational error in its remittance for the fourth quarter of 1999, resulting in a $19,000 overpayment.

         The net effect of (a) and (b) above will reduce the Trust's revenue in a future quarter. The maximum revenue effect to the Trust ($19,000), if no additional funds are due from EMI, is $.07 per unit.

Note 5.  Royalty Examination

         The Trust's claim against Belwin Mills Publishing Corporation, the former administrators of the Old Mills Catalogue, in connection with a 1987 royalty examination is pending final resolution by the Trust. It cannot be determined at this time, what, if any, amount may ultimately be received by the Trust. No examination of royalty information has been performed subsequent to 1987. However, the Trust has arranged for a limited royalty examination to be performed in early 2000.

ITEM 9.  Is not applicable.

                                    PART III

ITEM 10.  Directors of the Registrant.

         Bernard D. Fischman is the individual Trustee and HSBC Bank USA (formerly Marine Midland Bank) is the Corporate Trustee of the Registrant. The Trustees serve until their removal, resignation, incapacity, or in the case of individual Trustees, their death.

         Mr. Fischman, age 85, has served as a trustee since December, 1964. He is an attorney and a member of the firm of LeBoeuf, Lamb, Green & McRae.

         HSBC Bank USA has been the corporate trustee since February, 1965 and is a national banking association organized under the laws of the Unites States.

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

HSBC Bank USA                   None                       None


(c)      Changes in Control.

         The Trustees know of no contractual arrangements which may result in a change in control of the Trust at a subsequent date.

ITEM 13.  Certain Relationships and Related Transactions.

         Remunerations of Directors and Officers.

         The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of his duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 1999, pursuant to these provisions, Bernard D. Fischman received $2,500 and HSBC Bank USA $2,500.

                                     PART IV

ITEM 14.  Exhibits, Financial Statements Schedules and Reports on Form
          8-K

(a)  1.   Financial Statements                                     Page
                                                                   ----

Independent Auditors' Report                                         5

Statements of cash receipts and disbursements -
  years ended December 31, 1999, 1998 and 1997                       6

Notes to statements of cash receipts and disbursements.              7-8

     2.   Financial Statement Schedules                             None

     3.   Exhibits                                                  None

                                                                              12
                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     MILLS MUSIC TRUST
                                                 ------------------------------
                                                     (Registrant)


                                              By:    BERNARD D. FISCHMAN
                                                 ------------------------------
                                                 Bernard D. Fischman, Trustee


                                              By:    HSBC Bank USA
                                                 ------------------------------
                                                     HSBC Bank USA
                                                     Corporate Trustee




Dated as of March 6, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




The Trustees and Unit Owners
Mills Music Trust


We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for each of the years in the two years ended December 31, 1999. This financial statement is the responsibility of the Trust's Management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, this financial statement was prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for each of the years in the two year period ended December 31, 1999, on the basis of accounting described on Note 1.




                                                    /s/ David Berdon & Co. LLP

                                                    Certified Public Accountants


February 4, 2000

KPMG
       345 Park Avenue
       New York, NY 10154



                          INDEPENDENT AUDITOR' REPORT

The Trustees and Unit Owners
Mills Music Trust:

We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for the year ended December 31, 1997. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of cash receipts and disbursements is free of material misstatement. An audit of a statement of cash receipts and disbursements includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of cash receipts and disbursements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of cash receipts and disbursements presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, this financial statement was prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the statement of cash receipts and disbursements referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for the year ended December 31, 1997, on the basis of accounting described in Note 1.

                                              KPMG LLP


March 19, 1998
New York, New York