Form 10-Q
period 2000-03-31
MILLS MUSIC TRUST
filed 2000-05-09
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED MARCH 31, 2000  COMMISSION FILE NUMBER 2-22997
                                                             -------



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



C/O HSBC BANK USA,   140 BROADWAY,   NEW YORK, NY                10015
-------------------------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE              (212) 658-6014
                                                              ----------------


       INDICATE BY CHECK-MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                                    YES X    NO
                                       ---     ---

NUMBER OF TRUST UNITS OUTSTANDING AS OF MARCH 3, 2000    277,712
                                                       ---------

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)



                                  Three Months Ended
                                       March 31,
                                 ---------------------
                                  2000           1999
Receipts:

 Mills Music, Inc.            $351,767       $274,046

Undistributed cash
 at beginning of
 the period                         31             39

Disbursements -
administrative
expenses                      (14,125)       (  7,336)
                              --------       --------

Balance available
 for distribution              337,673        266,749

Cash distribution
 to unit holders               337,642        266,714
                              --------       --------

Undistributed cash at
  end of the period           $     31       $     35
                              ========       ========

Cash distribution per
 unit (based on 277,712
   units outstanding)         $   1.22       $    .96
                              ========       ========




See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

NOTE 2.  RELATED PARTY TRANSACTIONS

                  The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, Marine Midland Bank receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (CONTINUED)

                                   (UNAUDITED)


         limitations and to prior confirmation by a majority in interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the three months ended March 31, 2000 and 1999.

                                                            2000         1999
                                                           ------       -----
                        Trustee Fees:
                             Bernard D. Fischman           $  625       $ 625
                             HSBC Bank USA                    625         625



                        HSBC Bank USA
                             Transfer agent and registrar  $5,268           0




NOTE 3.  FEDERAL INCOME TAXES

                  No provision for income taxes has been made since the liability is that of the unit holders and not the Trust.


NOTE 4.  ROYALTIES

                  a)The original (1964) sale agreement assumed by the Trust's collecting/paying entity ("EMI") provides for a revised royalty calculation when the remittance to the Trust is less than $167,500 for the quarter. This occurred in the quarter ended December 31, 1999, for which the remittance was $155,717. EMI did not calculate that quarter's payment using the revised royalty calculation, and has been notified about this matter. Additional monies due to the Trust, if any, under the revised calculation would be capped at an amount that, when added to the prior distribution, would not exceed $167,500. The timing of the receipt of any additional monies due to the Trust is dependent upon EMI's ability to provide the information required under the revised royalty calculation.

                  b)In addition, EMI made a computational error in its remittance for the fourth quarter of 1999, resulting in a $19,000 overpayment.

         The net effect of (a) and (b) above will reduce the Trust's revenue in a future quarter. The maximum revenue effect to the Trust ($19,000), if no additional funds are due from EMI, is .07 per unit.

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


                                                   MILLS MUSIC TRUST
                                           -----------------------------------
                                                     (Registrant)





Date May 2, 2000                           By:     BERNARD D. FISCHMAN
     -----------                               -----------------------
                                               Bernard D. Fischman, Trustee




Date May 2, 2000                           By:      MARCIA MARKOWSKI
     -----------                               ---------------------
                                               HSBC Bank USA
                                               Corporate Trustee