Form 10-Q
period 2000-06-30
MILLS MUSIC TRUST
filed 2000-08-02
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FROM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2000          COMMISSION FILE NUMBER: 2-22997


                                MILLS MUSIC TRUST
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        NEW YORK                                           13-6183792
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


C/O HSBC BANK USA, 150 BROADWAY, NEW YORK, NY                      10015
------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE             (212) 658-6014
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

                             YES   X         NO

NUMBER OF TRUST UNITS OUTSTANDING AS OF JUNE 2, 2000    277,712
                                                      ---------

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
            --------------------------------------------------------

                                   (UNAUDITED)


                                      Three Months Ended             Six Months Ended
                                            June 30                       June 30
                                    ------------------------      ------------------------
                                       2000         1999            2000          1999
                                       ----         ----            ----          ----
Receipts:
Mills Music, Inc.                   $197,719      $259,851        $549,486      $533,897

Undistributed cash at
beginning of the period                     31           35              31            39

Disbursements-
administrative expenses             (  22,205)    ( 16,695)       ( 36,330)     ( 24,031)
                                    ----------    ---------       ---------     ---------

Balance available for
distribution                           175,545      243,191         513,187       509,905

Cash distribution to unit
holders                                175,514      243,165         513,156       509,879
                                    -----------   ----------      ----------    ----------

Undistributed cash at end of
the period                              $   31       $   26          $   31        $   26
                                    ===========   ==========      ==========    ==========

Cash distribution per unit
(based on 277,712 units
outstanding)                            $  .63       $  .88         $  1.85       $  1.84
                                    ===========   ==========      ==========    ==========



See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

                The statements of cash receipts and disbursement reflect only cash transactions and do not present transactions that would be included in financial statements presented on the accrual basis of accounting, as contemplated by generally accepted accounting principles.

                There is no book value per unit because cumulative distributions are in excess of the initial investment in the Trust.

NOTE 2. RELATED PARTY TRANSACTIONS

                The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED June 30, 2000 and 1999
                                   (CONTINUED)

                                   (UNAUDITED)

majority interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the six months ended June 30, 2000 and 1999.


                                          2000        1999
                                        ---------   ----------
Trustee Fees:
   Bernard D. Fischman                    $1,250      $ 1,250
   HSBC Bank USA                           1,250        1,250

HSBC Bank USA
   Transfer agent and registrar           $5,345      $     0


NOTE 3.  FEDERAL INCOME TAXES

                No provision for income taxes has been made since the liability is that of the unit holders and not the Trust.

NOTE 4.  ROYALTIES

   a) The original (1964) sale agreement assumed by the Trust's collecting/paying entity ("EMI") provides for a revised royalty calculation when the remittance to the Trust is less than $167,500 for the quarter. This occurred in the quarter ended December 31, 1999, for which the remittance was $155,717. EMI did not calculate that quarter's payment using the revised royalty calculation, and has been notified about this matter. Additional monies due to the Trust, if any, under the revised calculation would be capped at an amount that, when added to the prior distribution, would not exceed $167,500. The timing of the receipt of any additional monies due to the Trust is dependent upon EMI's ability to provide the information required under the revised royalty calculation.

   b) In addition, EMI made a computational error in its remittance for the fourth quarter of 1999, resulting in a $19,000 overpayment.

The net effect of (a) and (b) above will reduce the Trust's revenue in a future quarter. The maximum revenue effect to the Trust ($19,000), if no additional funds are due from EMI, is .07 per unit. EMI deducted this amount from its remittance for the second quarter of 2000. Even though it was required to do so, EMI did not utilize the revised royalty calculation and, therefore, was not entitled to deduct this amount. The trustees are contemplating what, if any, actions will be taken regarding this deduction.

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



                                                       MILLS MUSIC TRUST
                                                   ----------------------------
                                                          (Registrant)




Date  August 2, 2000                             By:      BERNARD D. FISCHMAN
     -----------------                              ---------------------------
                                                   Bernard D. Fischman, Trustee



Date  August 2, 2000                             By:      MARCIA MARKOWSKI
     -----------------                               --------------------------
                                                          HSBC Bank USA
                                                          Corporate Trustee