Form 10-Q
period 2000-09-30
MILLS MUSIC TRUST
filed 2000-10-23
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FROM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 2000        COMMISSION FILE NUMBER: 2-22997


                                MILLS MUSIC TRUST
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           NEW YORK                                        13-6183792
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


C/O HSBC BANK USA, 150 BROADWAY, NEW YORK, NY                        10015
----------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE            (212) 658-6014
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

                               YES   X         NO
                                    ---
NUMBER OF TRUST UNITS OUTSTANDING AS OF SEPTEMBER 5, 2000    277,712
                                                            ---------

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)


                                                          Three Months Ended                          Nine Months Ended
                                                             September 30                               September 30
                                                  -----------------------------------         ----------------------------------
                                                       2000                1999                   2000                1999
                                                       ----                ----                   ----                ----
Receipts:
Mills Music, Inc.                                   $ 335,399           $ 225,547              $ 884,885            $ 759,444

Undistributed cash at
beginning of the period                                    31                  26                     31                   39

Disbursements-
administrative expenses
                                                      (11,273)            (11,609)               (47,603)             (35,640)
                                                    ---------           ---------              ---------            ---------

Balance available for
distribution
                                                      324,157             213,964                837,313              723,843

Cash distribution to unit
holders
                                                      324,118             213,939               837 ,274              723,818
                                                    ---------           ---------              ---------            ---------

Undistributed cash at end
of the period
                                                    $      39           $      25              $      39            $      25
                                                    =========           =========              =========            =========

Cash distribution per unit
(based on 277,712 units
outstanding)
                                                    $    1.17           $     .77              $    3.01            $    2.61
                                                    =========           =========              =========            =========



See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

NOTE 2.  RELATED PARTY TRANSACTIONS

                      The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
                                   (CONTINUED)

                                   (UNAUDITED)

majority interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the nine months ended September 30, 2000 and 1999.


                                       2000          1999
                                    -----------   -----------
Trustee Fees:
   Bernard D. Fischman                $1,875       $1,875
   HSBC Bank USA                       1,875        1,875

HSBC Bank USA
   Transfer agent and registrar       $5,367       $5,687



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



                                                   MILLS MUSIC TRUST
                                               -----------------------------
                                                   (Registrant)




Date October    , 2000                       By:   BERNARD D. FISCHMAN
                                               -----------------------------
                                                Bernard D. Fischman, Trustee



Date October    , 2000                     By:    MARCIA MARKOWSKI
                                               -----------------------------
                                                  HSBC Bank USA
                                                  Corporate Trustee