Form 10-K
period 2000-12-31
MILLS MUSIC TRUST
filed 2001-03-27
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 2000              Omission file
                                                     number 2-22997
                                                            -------

                                MILLS MUSIC TRUST

             (Exact name of registrant as specified in its charter)

         New York                                       13-6183792
-----------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

c/o HSBC Bank USA, 140 Broadway, New York, NY                    10005
-----------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code   (212) 658-6014
-------------------------------------------------------------------

Securities Registered Pursuant to Section 12(b) of the Act:

                         NONE
-------------------------------------------------------------------
                    (Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:

                          UNITS OF BENEFICIAL INTEREST
-------------------------------------------------------------------
                                (Title of Class)

         Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for at least the past 90 days.

                                YES    X     NO
                                    -------     -------

         As of March 22, 2001, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by non-affiliates was $6,491,518.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1.  Business.

         Mills Music Trust (the "Trust") was created, by a Declaration of Trust dated December 3, 1964, for the purpose of acquiring, from Mills Music, Inc. ("OLD Mills"), the rights to receive payment of a deferred contingent purchase price obligation payable to OLD Mills. The purchase price obligation arose as the result of the sale by OLD Mills of its musical copyright catalogue to a newly formed company ("New Mills") pursuant to an Asset Purchase Agreement.

         In payment for the aforementioned catalogue, New Mills agreed in the Asset Purchase Agreement to make quarterly payments to Old Mills (the "Contingent Portion") measured by the royalty income generated from the catalogue and, subject to certain limitations and conditions, from any copyrights thereafter acquired by New Mills.

         The contingent Portion payable for each quarterly period to and including the last quarter of 2009 is to be an amount equal to the excess, if any, of (a) the gross royalty income from the exploitation of the purchased copyrights during such period (whether received by New Mills, its affiliated companies or any other party) over (b) the sum of (i) the greater of (x) 25% of such gross royalty income or (y) the lesser of $87,500 (as adjusted for inflation by reflecting changes in average weekly earnings of employees in the printing, publishing and allied industries since 1964) or 30% of such gross royalty income; and (ii) royalties required to be paid to composers, authors and others with respect to the existing copyrights. If the Contingent Portion as so computed is less than $167,500, then the Contingent Portion will be computed on the basis of the gross royalty income and related expense of New Mills, its affiliated companies and their successors and assigns during such period not only from the exploitation of purchased copyrights, but also from any copyrights originated or acquired by New Mills and its affiliated companies subsequent to December 5, 1964 (with the deductions referred to in (i) and (ii) above) except that, when computed in this manner, the Contingent Portion cannot exceed $167,500. In addition, for any quarterly period in which the Contingent Portion as calculated above exceeds $250,000, the percentage specified in (x) above is increased to as high as 35% based upon gross royalties for the quarter.

         Commencing with the first quarter of the year 2010, the Contingent Portion payable for each quarterly period is to be an amount equal to 75% of the gross royalty income of New Mills and/or its affiliated companies and their successors and assigns from the exploitation of the existing copyrights for such period, less the related royalty expense.

         The Asset Acquisition Purchase Agreement provides that the obligation to make payments will terminate on the last day of the year in which the last purchased copyright, or a renewal thereof, expires and cannot be renewed. When the existing copyrights begin to expire, the size of each payment through the year 2009 will become increasingly dependent on the success in which New Mills has in acquiring and exploiting new copyrights.

         The composition of Old Mills Catalogue is estimated to be in excess of 25,000 titles of which approximately 1,500 are at present producing royalty income. The majority of the royalty income generated by the catalogue in recent years, however, was produced by a relatively small number of well-known songs, many of which have remained popular and have generated substantial royalty income over a long period of time.

         The Declaration of Trust prohibits the Trust from engaging in any business; the Trust's sole activity is the receipt of the periodic installments of the purchase price and the distribution thereof (after payment of expenses of the Trust) to the owners of units of beneficial interest in the Trust.

ITEM 2. Properties.

         The administrative office of the Mills Music Trust is at 140 Broadway, New York, New York 10005. No expense is being charged or paid for the office space and office equipment that is being utilized by the Trust.

ITEM 3. Legal Proceedings

         NONE

ITEM 4. Submission of Matters to a Vote of Security Holders.

         NONE

                                     PART II

ITEM 5.  Is not applicable.

ITEM 6.  Selected Financial Data.

The following selected financial data for the years ended December 31, 2000 through 1996 are derived from the trust's audited financial statements. The data set forth below should be read in connection with financial statements of the Trust and the notes thereto and management discussions and analysis appearing elsewhere herein.

                                                                       Cash                          Cash
          Year Ended                  Receipts From                 Distributions                Distribution
          December 31,               Mills Music, Inc.             To Unit Holders                 Per Unit*
-------------------------------------------------------------------------------------------------------------
             2000                       $1,113,887                    $1,051,583                     $3.79

             1999                       $ 915,168                      $ 871,523                     $3.14

             1998                       $1,035,853                     $ 999,705                     $3.60

             1997                       $1,137,919                    $1,101,434                     $3.97

             1996                       $1,175,543                    $1,148,285                     $4.13

* Based on the 277,712 Trust Units outstanding

ITEM 7.  Management's Discussion and Analysis of the Trust's Receipts.

         The Trust's receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the "nostalgia" appeal of older copyrighted songs.

         The Trust's contingent fee income over the last three years has averaged over $1,000,000 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights, ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.

         In 1976, the copyright law was changed for works that were within renewal terms between December 31, 1976 and December 31, 1978 to add an extension of 19 years to the 28-year renewal term. The original copyright term is 28 years. That amendment made the copyright term 75 years. The Copyright Act of 1976 provided for a single term of life plus 70 years after author's death (with some variations in different circumstances) for works created after January 1, 1978. The 1976 act provided that the writer and his heirs could terminate a transfer or license of the renewal copyright that was executed before 1978, so long as the termination was effected in a five-year period following the end of the initial 56-year period.

         The copyright laws were modified by the Sonny Bono 1998 Copyright Term Extension Act (the "Act"), which provided an additional 20 years of copyright protection, such that the term of copyrights is now 95 years.

         The copyright laws provide that renewal vests in any person who is entitled under the rules of statutory succession to the renewal and extension of the copyright at the time the application to renew is made. If no renewal is made, renewal vests in any person entitled under the rules of statutory extension as of the last day of the original term of copyright to the renewal and extension of copyright. The writer (and not the publisher to whom the copyright was originally assigned) owns the renewal right. The laws name specified classes of persons (the writer's wife, his children, etc.) who will succeed to the renewal right if the writer dies before the end of the original term. The Act does not distinguish between composers and lyricists. However, if the composer and lyricist are not the same, each owns a portion of the renewal rights. The composer and the lyricist may, and frequently do, assign their respective interests in the renewal rights to a publisher at the time of the assignment of the original copyright term. Such an assignment of the renewal term is effective, however, only if the assignor survives the original term. If he does not, his heirs will succeed to his share of the renewal rights; and, in such event, these heirs are not obligated by the assignment of the rights to the publisher to whom the original assignment was made unless they joined in the assignment. In addition, the 1998 Copyright Extension Act allows writers (or their heirs) to elect, after either a 35 or 40 year period as specified in the statute, to terminate a transfer of license or renewal within five years of the expiration.

         In 2000, the trustees were able to obtain a listing of the top 50 songs in the subject copyrighted songs of EMI (the current owner and administrative entity for the copyright materials) with the original copyright dates listed. The copyright dates range from 1922 to 1960. One song was placed in the public domain in 1998. The trust could still receive income for its pre-1998 contingent rights with respect to that song.

         The song listing indicates that the copyright of 13 of the top 50 songs will reach 75 years in the next five years (with one song reaching 75 years in 2001 and another in 2002). The listing does not provide an indication of the percentage of income earned by each copyright to total income.

         The Trust cannot determine EMI's ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.

ITEM 8.  Financial Statements.

            The financial statements begin on page 7 of this report.

[DAVID BERDON & CO. LLP LOGO]                       [HORWATH INTERNATIONAL LOGO]

415 MADISON AVENUE                                  ONE JERICHO PLAZA
NEW YORK, NY 10017-1178                             JERICHO, NY 11753-1635
TEL: (212) 832-0400                                 TEL: (516) 931-3100
FAX: (212) 371-1159                                 FAX: (516) 931-0034
www.dberdon.com



                          INDEPENDENT AUDITORS' REPORT

The Trustees and Unit Owners
Mills Music Trust


We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for each of the years in the three years ended December 31, 2000. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for each of the years in the three year period ended December 31, 2000, on the basis of accounting described in Note 1.


                                                  /s/ David Berdon & Co. LLP
                                                  Certified Public Accountants

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

                             YEARS ENDED DECEMBER 31

                                                2000                   1999                  1998
---------------------------------------------------------------------------------------------------
Receipts from Mills Music, Inc.             $ 1,113,887           $   915,168           $ 1,035,853

   Total Receipts                           $ 1,113,887           $   915,168           $ 1,035,853

Undistributed Cash at Beginning                      31                    39                     8
   of Year

Disbursements -
   Administrative Expenses                      (62,284)              (43,653)              (36,117)
                                            -----------           -----------           -----------

Balance Available for Distribution            1,051,634               871,554               999,744

Cash Distributions to Unit Holders           (1,051,583)             (871,523)             (999,705)
                                            -----------           -----------           -----------

Undistributed Cash at
   End of the year                          $        51           $        31           $        39
                                            -----------           -----------           -----------

Cash Distributions Per Unit
 (based on the 277,712
  Trust Units Outstanding)                  $      3.79           $      3.14           $      3.60
                                            ===========           ===========           ===========


         The Trust does not prepare a balance sheet or a statement of cash flows.

    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000

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

         Payments from Mills to the Trust are made in March, June, September and December and include net royalty income received during the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the unit holders after payment of expenses.

         The statements of cash receipts and disbursements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting, as contemplated by generally accepted accounting principles.

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

         The Declaration of Trust also provides, that if in the future any

                                MILLS MUSIC TRUST
        NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 2000

trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders.

Note 3.  Related Party Transactions (continued).

         Pursuant to these provisions, disbursements were made as follows for the years ended December 31:

Trustees                                2000            1999              1998
--------                               -------         -------          --------
  HSBC Bank USA (formerly
  Marine Midland Bank)                $ 2,500          $ 2,500          $ 2,500
  Bernard Fischman                      2,500            2,500            2,500

HSBC Bank USA (formerly
Marine Midland Bank) as
registrar and transfer agent           10,116            5,542            5,839

Note 4.  Royalties

         (a) The original (1964) Asset Purchase Agreement assumed by the Trust's collecting/paying entity ("EMI") provides for a revised royalty calculation when the remittance to the Trust is less than $167,500 for the quarter. This occurred in the quarter ended December 31, 1999, for which the remittance was $155,717. EMI did not calculate that quarter's payment using the revised royalty calculation, and has been notified about this matter. Additional monies due to the Trust, if any, under the revised calculation would be capped at an amount that, when added to the prior distribution, would not exceed $167,500. The timing of the receipt of any additional monies due to the Trust is dependent upon EMI's ability to provide the information required under the revised royalty calculation.

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

                                MILLS MUSIC TRUST
        NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 2000


Note 5.  Royalty Examination

         In 2000, the Trustees requested David Berdon & Co. LLP, the Trust's auditors, to undertake a limited-scope royalty engagement to evaluate certain of the record keeping and reporting processes of EMI, the current owner and administrative entity for the copyrighted materials, subject to the Trust agreement. This engagement is in-process, awaiting certain information from EMI relating to their processing of foreign royalty payments.

ITEM 9.  Is not applicable.

                                    PART III

ITEM 10.  Directors of the Registrant.

         Bernard D. Fischman is the individual Trustee and HSBC Bank USA (formerly Marine Midland Bank) is the Corporate Trustee of the Registrant. The Trustees serve until their removal, resignation, incapacity, or in the case of individual Trustees, their death.

         Mr. Fischman, age 85, has served as a trustee since December, 1964. He is an attorney and of counsel to the firm of LeBoeuf, Lamb, Greene & MacRae.

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

(b)      Security Ownership of Management.

         The present Trustees have beneficial ownership in the Trust as follows:

                                           Nature of                 Percentage
                                           Beneficial                 of Units
   Trustee                                 Ownership                 Outstanding
   -------                                 ---------                 ------------
Bernard D. Fischman                        351 Units                    .13%
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

ITEM 13.  Certain Relationships and Related Transactions.

         Remunerations of Directors and Officers.

         The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of his duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 2000, pursuant to these provisions, Bernard D. Fischman received $2,500 and HSBC Bank USA $2,500.

                                     PART IV

ITEM 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

                                                                         Page
                                                                         ----
(a)  1.   Financial Statements                                             7

Statements of cash receipts and disbursements -
  years ended December 31, 2000, 1999 and 1998                             8

Notes to statements of cash receipts and disbursements.                   9-11

     2.   Financial Statement Schedules                                   None

     3.   Exhibits                                                        None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MILLS MUSIC TRUST
                                         -------------------------------
                                                    (Registrant)


                                         By:    BERNARD D. FISCHMAN
                                            ----------------------------
                                            Bernard D. Fischman, Trustee


                                         By:    HSBC Bank USA
                                            ----------------------------
                                             HSBC Bank USA
                                             Corporate Trustee

Dated as of March 23, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.