Form 10-Q
period 2001-03-31
MILLS MUSIC TRUST
filed 2001-04-26
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FROM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2001 COMMISSION FILE NUMBER: 2-22997


                                MILLS MUSIC TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  NEW YORK                                       13-6183792
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


C/O HSBC BANK USA, 140 BROADWAY, NEW YORK, NY                         10005
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE              (212) 658-6014


INDICATE BY CHECK-MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES   X         NO

NUMBER OF TRUST UNITS OUTSTANDING AS OF MARCH 31, 2001    277,712

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)


                                          Three Months Ended
                                              March 31
                                      ------------------------
                                         2001           2000
                                      ---------      ---------
Receipts:
Mills Music, Inc.                     $ 356,436      $ 351,767

Undistributed cash at beginning
of the period                                51             31

Disbursements- administrative
expenses                                (13,285)       (14,125)
                                      ---------      ---------

Balance available for
distribution                            343,202        337,673

Cash distribution to unit holders       343,141        337,642
                                      ---------      ---------

Undistributed cash at end of the
period                                $      61      $      31
                                      =========      =========
Cash distribution per unit (based
on 277,712 units outstanding)         $    1.24      $    1.22
                                      =========      =========


See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

NOTE 2.  RELATED PARTY TRANSACTIONS

                  The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (CONTINUED)

                                   (UNAUDITED)

         majority interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the three months ended March 31, 2001 and 2000.


                                      2001       2000
                                    ------     ------
Trustee Fees:
   Bernard D. Fischman              $  625     $  625
   HSBC Bank USA                       625        625

HSBC Bank USA
   Transfer agent and registrar     $   22     $5,268

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

                  A limited scope royalty engagement of EMI's record keeping and reporting processes was concluded by David Berdon & Co., LLP, the Trust's auditors, in 2001 without significant negative findings. EMI is the current owner and administrator of the copyrighted materials.

                          PART I - FINANCIAL STATEMENTS


Item 2.  Management's Discussion and Analysis of Results of Operations

                  The Trust's receipts from Mills Music, Inc. are derived from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the "nostalgia" appeal of older songs.

                  The Trust's contingent fee income over the last three years has averaged over $1,000,000 per year. In addition to the above, there are a number of factors, which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights, ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.

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



                                                    MILLS MUSIC TRUST
                                                -------------------------------
                                                    (Registrant)




Date April 25, 2001                        By:      BERNARD D. FISCHMAN
                                                -------------------------------
                                                  Bernard D. Fischman, Trustee



Date April 25, 2001                        By:        MARCIA MARKOWSKI
                                                -------------------------------
                                                      HSBC Bank USA
                                                      Corporate Trustee