Form 10-Q
period 2001-06-30
MILLS MUSIC TRUST
filed 2001-07-23
CIK 66496

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2001              COMMISSION FILE NUMBER: 2-22997
                                                                         -------

                              MILLS MUSIC TRUST
           ------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEW YORK                                           13-6183792
-------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


C/O HSBC BANK USA, ISSUER SERVICES 452 FIFTH AVENUE, NEW YORK, NY      10018
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE            (212) 525-1349
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

                                    YES   X         NO
                                         ---

AS OF JULY 23, 2001, 277,712 TRUST UNITS WERE OUTSTANDING.

                        PART I - FINANCIAL STATEMENTS
                        -----------------------------

Item 1. Financial Information

                                MILLS MUSIC TRUST
                                -----------------
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                  ---------------------------------------------
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            --------------------------------------------------------

                                   (UNAUDITED)

                                                Three Months Ended                    Six Months Ended
                                                      June 30                             June 30
                                          ----------------------------          ---------------------------
                                               2001             2000                2001            2000
                                               ----             ----                ----            ----
Receipts:
Mills Music, Inc.                            $221,126         $197,719            $577,562         $549,486

Undistributed cash at beginning of
the period                                         61               31                  51               31

Disbursements- administrative
expenses                                      (29,099)         (22,205)            (42,384)         (36,330)
                                             ---------        ---------           ---------       ---------

Balance available for distribution            192,088          175,545             535,229          513,187

Cash distribution to unit holders             192,027          175,514             535,168          513,156
                                           --------------   -------------       -------------    ------------
                                           --------------   -------------       -------------    ------------

Undistributed cash at end of the
period                                       $     61         $     31            $     61         $     31
                                           ==============   =============       =============    ============
                                           ==============   =============       =============    ============

Cash distribution per unit (based
on 277,712 units outstanding)                $    .69         $    .63            $   1.93         $   1.85
                                           ==============   =============       =============    ============



See accompanying Notes to Statements of Cash Receipts and Disbursements.

                              MILLS MUSIC TRUST
            NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

NOTE 2.  RELATED PARTY TRANSACTIONS

             The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a

                              MILLS MUSIC TRUST
            NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 and 2000
                                 (CONTINUED)

                                 (UNAUDITED)

majority interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the six months ended June 30, 2001 and 2000.


                                                   2001           2000
                                                -----------    ------------
Trustee Fees:
   Bernard D. Fischman                              $1,250         $ 1,250
   HSBC Bank USA                                     1,250           1,250

HSBC Bank USA
   Transfer agent and registrar                     $   44       $   5,345


NOTE 3.  FEDERAL INCOME TAXES

         No provision for income taxes has been made since the liability is that of the unit holders and not the Trust.

NOTE 4.  ROYALTIES

a) The original (1964) sale agreement assumed by the Trust's collecting/paying entity ("EMI") provides for a revised royalty calculation when the remittance to the Trust is less than $167,500 for the quarter. This occurred in the quarter ended December 31, 1999, for which the remittance was $155,717. EMI did not calculate that quarter's payment using the revised royalty calculation, and has been notified about this matter. Additional monies due to the Trust, if any, under the revised calculation would be capped at an amount that, when added to the prior distribution, would not exceed $167,500. The timing of the receipt of any additional monies due to the Trust is dependent upon EMI's ability to provide the information required under the revised royalty calculation. EMI has chosen not to provide the revised calculation for the December 1999 quarter and has reimbursed the Trust by repaying $19,400 that it had previously deducted. The repayment is included in the receipts for the quarter ended June 30, 2001.

b) A limited scope royalty engagement of EMI's record keeping and reporting processes was concluded by David Berdon & Co., LLP, the Trust's auditors, in 2001 without significant negative findings. EMI is the current owner and administrator of the copyrighted materials.

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

                  The receipts for the quarter ended June 30, 2001 include additional payments of $19,400, which is a reimbursement for monies withheld in 2000 related to a 1999 royalty computation and repaid during the current quarter.

                  The quarter's disbursements include $9,000 for a royalty engagement on EMI's recordkeeping performed in 2000 by David Berdon & Company, LLP.




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



                                                    MILLS MUSIC TRUST
                                                --------------------------
                                                    (Registrant)




Date     JULY 23, 2001                          By:   MARCIA MARKOWSKI
     ----------------------                          ---------------------
                                                      HSBC Bank USA
                                                      Corporate Trustee