Form 10-Q
period 2001-09-30
MILLS MUSIC TRUST
filed 2001-11-14
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001         Commission file number: 2-22997



                                MILLS MUSIC TRUST
             (Exact name of registrant as specified in its charter)



        New York                                                 13-6183792
(State or other Jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



c/o HSBC Bank USA, Issuer Services, 452 Fifth Avenue,             10018-2706
New York, NY (Address of Principal executive offices)             (ZIP Code)


Registrant's telephone number, including area code               (212) 525-1349

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES X              NO

Number of Trust Units Outstanding as of September 30, 2001 277,712

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                     Three Months Ended           Nine Months Ended
                                     September 30                 September 30
                                     -------------------------------------------------------
                                     2001        2000             2001             2000
                                     ----        ----             ----             ----
Receipts;
Mills Music, Inc.                      -0-       $ 335,399        $ 577,562        $ 884,885

Undistributed cash at
beginning of the period                 51              31               51               31

Disbursements-
administrative expenses                -0-         (11,273)         (42,384)         (47,603)
                                     -------------------------------------------------------
Balance available for
distribution                            51         324,157          535,229          837,313

Cash distribution to unit
holders                                -0-        (324,118)        (535,178)        (837,274)

Undistributed cash at
end of the period                    $  51       $      39        $      51        $      39
                                     -------------------------------------------------------
Cash distribution per unit
(based on 277,712 units
outstanding)                         $ -0-       $    1.17        $    1.93        $    3.01
                                     -------------------------------------------------------


See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST

             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


NOTE 1.  ACCOUNTING POLICIES AND GENERAL INFORMATION

                  Mills Music Trust ("the Trust") was created in 1964 for the purpose of acquiring the rights to receive payments of a deferred contingent purchase price contract obligation payable by Mills Music, Inc. ("Mills"). The contingent payments are determined quarterly, and are based on a formula which takes into account gross royalty income from certain music copyrights and licenses of Mills, less royalties paid and amounts deducted in accordance with contract terms.

                  Payments to the Trust are made in March, June, September, and December, and include net royalty income of the preceding calendar quarter. The Payments received are accounted for on a cash basis, as are expenses paid. The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit Holders after payment of expenses.

                  The statements of cash receipts and disbursements reflect only cash transactions and do not present transactions that would be included in financial statements presented on the accrual basis of accounting, as contemplated by generally accepted accounting principles.

                  There is no book value per unit because cumulative distributions are in excess of the initial investments in the Trust.

NOTE 2.  RELATED PARTY TRANSACTIONS

                  The Declaration of Trust provides that each trustee shall receive reimbursement for expenses reasonably incurred in the performance of his duties and annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in a year. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA ("HSBC") receives reimbursement for such services and for services performed as Registrar and Transfer Agent. The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the nine months ended September 30, 2001 and 2000.

                                MILLS MUSIC TRUST

             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (CONTINUED)

                                   (UNAUDITED)

                                               2001              2000
                                              -----              ----
Trustee Fees:

Bernard D. Fischman (Deceased)                $1,250            $1,875

HSBC Bank USA                                  1,250             1,875

HSBC Bank USA

Transfer agent and registrar                  $   44            $5,367



NOTE 3.  FEDERAL INCOME TAXES

                  No provision for income taxes has been made since the liability is that of the unit holders and not the Trust.

NOTE 4.  ROYALTIES

     a) During the quarter ended September 30, 2001 the Trust did not receive any payment of the deferred contingent purchase price from EMI Music Publishing Co. (the current owner of Mills' Catalogue of songs, and the administrative entity for the copyright materials) ("EMI"). EMI charged the Trust with an adjustment for certain costs relating to copyright renewals and refunds of prior royalties received.

         The Trustee is reviewing in conjunction with the Trust's accountants the basis for the adjustment by EMI, the periods to which it applies as well as EMI's method of computing it. The Trustee is also reviewing with counsel the foregoing adjustment as well as the question of whether the $167,500 minimum distribution is applicable under the present circumstances. There are also discussions with EMI to resolve the minimum distribution issue.

         Because the Trust received no income for the three months ended September 30, 2001, it was unable to pay outstanding invoices totaling $12,163.

     b) The original (1964) sale agreement assumed by EMI provides for a revised royalty calculation when the remittance to the Trust is less than $167,500 for the quarter. This occurred in the quarter ended December 31, 1999, for which the remittance was $155,717. EMI did not calculate that quarter's payment using the revised royalty calculation, and has been notified about this matter. Additional monies due to the Trust, if any, under the revised calculation would be capped at an amount that, when added to the prior distribution, would not exceed $167,500. The timing of the receipt of any additional monies due to the Trust is dependent upon EMI's ability to provide the information required under the revised royalty calculation. EMI has chosen not to provide the revised calculation for the December 1999 quarter and has reimbursed the Trust by repaying $19,400 that it had previously deducted. The repayment is included in the receipts for the six months ended June 30, 2001.

     c) A limited scope royalty engagement of EMI's record keeping and reporting processes was concluded by David Berdon & Co., LLP, the Trust's auditors, in 2001 without significant negative findings. EMI is the current owner and administrator of the copyrighted materials.

                           PART 1 FINANCIAL STATEMENTS

Item 2.  Management's Discussion and Analysis of Results of Operations.



                  On October 10, 2001 the Trust filed a Form 8-K which indicated that as of that date EMI had failed to provide a statement or make a quarterly remittance for the quarter ended June 30, 2001. Such Statement and remittance were due by September 1, 2001. The Form 8-K also disclosed the death of Bernard Fischman on July 11, 2001 which left HSBC Bank USA as the sole trustee.

                  The adjustment reflected in the calculation made by EMI during the three months ended September 30, 2001 had a material effect on the Trust's operations for the period and the year to date. There are currently discussions with EMI to resolve the issue of a minimum distribution. The Trust is also reviewing with counsel, and its accountants, what, if any, rights it may have to compel EMI to remit at least the minimum royalty for the quarter. In addition, the Trust has requested details from EMI as to how the adjustment was computed and to which periods it pertains.

                  The Trust's receipts from EMI are derived from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the "nostalgia" appeal of older songs.

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

                  In 1976, the copyright law was changed for works that were within renewal terms between December 31, 1976 and December 31, 1978 to add an extension of 19 years to the 28 year renewal term. The original copyright term is 28 years. That amendment made the copyright term 75 years. The Copyright Act of 1976 provided for a single term of life plus 70 years after author's death (with some variations in different circumstances) for works created after January 1, 1978. The 1976 act provided that the writer and his heirs could terminate a transfer or license of the renewal copyright that was executed before 1978, so long as the termination was effected in a five-year period following the end of the initial 56-year period.

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

                  The song listing indicated that the copyright of 13 of the top 50 songs will reach 75 years in the next five years (with one song reaching 75 years in 2001 and another in 2002). The listing does not provide an indication of the percentage of income earned by each copyright to total income.

                  The trust cannot determine EMI's ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.

                  The receipts for the nine months ended September 20, 2001 include additional payments of $19,400 which is a reimbursement for monies withheld in 2000 related to a 1999 royalty computation and repaid during the current year.

                  The disbursements for the nine months ended September 30, 2001 include $9,000 for a royalty engagement on EMI's recordkeeping performed in 2000 by David Berdon & Company, LLP.

Item 3.  Is not applicable.

                           PART II - OTHER INFORMATION

                Items 1 through 5, inclusive, are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits: None

         b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                     MILLS MUSIC TRUST
                                                     ---------------------------
                                                     (Registrant)







Date: November 14, 2001                              By:   MARCIA MARKOWSKI
                                                     ---------------------------
                                                            HSBC Bank USA
                                                            Corporate Trustee