Form 10-K
period 2001-12-31
MILLS MUSIC TRUST
filed 2002-03-28
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001          Omission file
                                                     number 2-22997

                                MILLS MUSIC TRUST
             (Exact name of registrant as specified in its charter)

               New York                                      13-6183792
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

c/o HSBC Bank USA, ISSUER SERVICES, 452 FIFTH AVENUE, NEW YORK,
    NEW YORK,                                            10018-2706
    (Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code:   (212) 525-1349

Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                (Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:

                          UNITS OF BENEFICIAL INTEREST
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for at least the past 90 days.

                                    YES [X] NO [ ]

         As of March 7, 2002, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by nonaffiliates was $6,665,088.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                                     PART I

ITEM 1.  BUSINESS

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

ITEM 2. PROPERTIES

         The administrative office of the Mills Music Trust is at HSBC Bank, USA, Issuer Services, 452 Fifth Avenue, New York, New York 10018. No expense is being charged or paid for the office space and office equipment that is being utilized by the Trust.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  NOT APPLICABLE

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2001 through 1997 are derived from the Trust's audited financial statements. The data set forth below should be read in connection with financial statements of the Trust and the notes thereto and management discussions and analysis appearing elsewhere herein.

                                         Cash              Cash
 Year Ended         Receipts From     Distributions    Distribution
December 31,      Mills Music, Inc.  to Unit Holders     Per Unit*
------------      -----------------  ---------------     ---------
   2001             $  912,562         $  535,186         $   1.93
 Pro Forma (A)                                            $   2.93

   2000             $1,113,887         $1,051,583         $   3.79

   1999             $  915,168         $  871,523         $   3.14

   1998             $1,035,853         $  999,705         $   3.60

   1997             $1,137,919         $1,101,434         $   3.97

*    Based on the 277,712 Trust Units outstanding

         (A) The Trust received an additional $278,844 on December 31, 2001, which amount the Trust distributed to unit holders in January, 2002, after complying with the required NASDAQ distribution notification period. Pro forma distribution per unit of $2.93 reflects this January 2002 distribution as if it were distributed in 2001.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE TRUST'S

                           RECEIPTS AND DISBURSEMENTS

         The Trust's receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the "nostalgia" appeal of older copyrighted songs.

         The Trust's contingent fee income over the last three years has averaged approximately $981,000 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.

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

         The copyright laws were modified by the Sonny Bono 1998 Copyright Term Extension Act (the "Act"), which provided an additional 20 years of copyright protection, such that the term of copyrights is now 95 years. In February 2002, the U.S. Supreme Court granted certiorari to review a 2001 decision by the U.S. Court of Appeals for the District of Columbia Circuit in Eldred v. Reno which rejected certain constitutional challenges to the Act. The Trust is unable to determine what impact, if any, an adverse decision by the Supreme Court would have on royalties payable to and distributions by the Trust.

         The copyright laws provide that renewals vest in any person who is entitled under the rules of statutory succession to the renewal and extension of the copyright at the time the application to renew is made. If no renewal is made, renewals vest in any person entitled under the rules of statutory extension as of the last day of the original term of copyright to the renewaland extension of copyright. The writer (and not the publisher to whom the copyright was originally assigned) owns the renewal right. The laws name specified classes of persons (the writer's wife, his children, etc.) who will succeed to the renewal right if the writer dies before the end of the original term. The Act does not distinguish between composers and lyricists. However, if the composer and lyricist are not the same, each owns a portion of the renewal rights. The composer and the lyricist may, and frequently do, assign their respective interests in the renewal rights to a publisher at the time of the assignment of the original copyright term. Such an assignment of the renewal term is effective, however, only if the assignor survives the original term. If he does not, his heirs will succeed to his share of the renewal rights; and, in such event, these heirs are not obligated by the assignment of the rights to the publisher to whom the original assignment was made unless they joined in the assignment. In addition, the 1998 Copyright Extension Act allows writers (or their heirs) to elect, after either a 35 or 40 year period as specified in the statute, to terminate a transfer of license or renewal within five years of the expiration.

         In 2001, the trustees were able to obtain a listing of the top 50 songs in the subject copyrighted songs of EMI (the current owner and administrative entity for the copyright materials) with the original copyright dates listed. The copyright dates range from 1922 to 1962.

         The song listing indicates that only one copyright of the top 50 songs will reach the 95 year expiration within the next five years. The listing does not provide an indication of the percentage of income earned by each copyright to total income.

         The Trust cannot determine EMI's ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.

         During the quarter ended September 30, 2001 the Trust did not receive any payment of the deferred contingent purchase price from EMI. EMI charged the Trust with an adjustment for certain costs relating to copyright renewals incurred over several years and a retroactive adjustment relating to a recent court decision, which negatively affected all holders of U.S. copyrights.

         For the quarter ended December 31, 2001, EMI applied the debit balance arising from the adjustment of the previous quarter to amounts owing for that quarter and initially remitted approximately $60,000 to the Trust.

         After discussion between EMI and the Trust and the Trust's counsel, EMI remitted an additional amount which brought the total for the each of the quarters ended September 30, and December 31, 2001 to the $167,500 minimum quarterly distributions. EMI has taken the position that the additional distributions would be considered advances against the future Contingent Portion of earnings and the unrecouped copyright renewals. The Trust has taken the position that such minimum distributions are due regardless of the adjustment based upon the inclusion of the gross royalty income of Related Companies as defined in the relevant agreement. The ultimate resolution of this disagreement may be material to both the amount and timing of future distribution to be received by the Trust.

         The Trust received the additional distributions from EMI on December 31, 2001. In January 2002, the Trust made distributions based upon the additional distributions from EMI after complying with the NASDAQ distribution notification requirements. In January 2002, the Trust made the distribution to unit holders of $278,844 ($1.00 per unit), as well as paying Trustee fees, printing and legal and professional fees totaling $56,156, (of which approximately $33,000 relates to the EMI matter previously discussed), resulting in undistributed cash of $44 at the end of January. These transactions will be reported in the Trust's 2002 fiscal year. For federal income tax purposes, the January 2002 distribution of cash received in 2001 will be includable in the unit holder's 2001 taxable income.


ITEM 8.  AUDITORS' REPORT AND FINANCIAL STATEMENTS

         The Auditors' report and financial statements begin on page 9 and 10 of this report, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Trustees and Unit Owners
   Mills Music Trust


We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for each of the years in the three years ended December 31, 2001. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, this financial statement was prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for each of the years in the three year period ended December 31, 2001, on the basis of accounting described in Note 1.


                                               /s/ Berdon LLP
                                               --------------------------------
                                                   Berdon LLP
                                                   Certified Public Accountants

March 4, 2002

                                MILLS MUSIC TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                             YEARS ENDED DECEMBER 31

                                        2001              2000          1999
                                        ----              ----          ----
Receipts from Mills Music, Inc.      $   912,562      $ 1,113,887   $   915,168
                                     -----------      -----------   -----------
   Total Receipts                    $   912,562      $ 1,113,887   $   915,168

Undistributed Cash at Beginning               51               31            39
   of Year

Disbursements -
   Administrative Expenses           (    42,383)     (    62,284) (     43,653)
                                     -----------      -----------   -----------
Balance Available for                    870,230        1,051,634       871,554
   Distribution

Cash Distributions to Unit           (   535,186)     ( 1,051,583) (    871,523)
   Holders                           -----------      -----------   -----------

Undistributed Cash at
   End of the year                   $   335,044(A)   $        51  $         31
                                     -----------      -----------   -----------

Cash Distributions Per Unit
   based on the 277,712
   Trust Units Outstanding)          $      1.93      $      3.79  $       3.14
                                     ===========      ===========   ===========
Pro Forma cash distribution
   after giving effect to January    $      2.93(A)
   2002 distribution                 ===========


         (A) See Note 4(c).

         The Trust does not prepare a balance sheet or a statement of cash flows.

         See accompanying Notes to Statement of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
              NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


NOTE 1.  ACCOUNTING POLICIES AND GENERAL INFORMATION

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

         The statements of cash receipts and disbursements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting, as contemplated by accounting principles generally accepted in the United States of America.

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

                                MILLS MUSIC TRUST
              NOTE TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001

NOTE 3.  RELATED PARTY TRANSACTIONS (Continued)

The Declaration of Trust also provides, that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders.

         Pursuant to these provisions, disbursements were made as follows for the years ended December 31:

TRUSTEES                        2001       2000        1999
--------                        ----       ----        ----
HSBC Bank USA (formerly
Marine Midland Bank)          $ 2,500    $ 2,500     $ 2,500
Bernard Fischman                1,250      2,500       2,500

HSBC Bank USA (formerly
Marine Midland Bank) as
 registrar and transfer agent   4,508     10,116       5,542

         As reported in Form 8-K dated October 10,2001, Bernard Fischman, one of the originally named Trustees under the Trust, died on July 11, 2001. As a result, HSBC is currently the sole Trustee.

NOTE 4.  ROYALTIES

         (a) The original (1964) Asset Purchase Agreement assumed by the Trust's collecting/paying entity ("EMI") provides for a revised royalty calculation when the remittance to the Trust is less than $167,500 for the quarter. This occurred in the quarter ended December 31, 1999, for which the remittance was $155,717. EMI did not calculate that quarter's payment using the revised royalty calculation. In the quarter ended June 30, 2001 EMI remitted the difference between the $167,500 and the $155,717 previously remitted.

         (b) EMI made a computational error in its remittance for the fourth quarter of 1999, resulting in a $19,000 overpayment.

             EMI deducted this amount from its remittance for the second quarter of 2000. Even though it was required to do so, EMI did not utilize the revised royalty calculation and, therefore, was not entitled to deduct this amount. In the quarter ended June 30, 2001 EMI reimbursed the Trust for the amount deducted.

                                MILLS MUSIC TRUST
        NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 2001

NOTE 4.  ROYALTIES (Continued)

         (c) During the quarter ended September 30, 2001 the Trust did not receive any payment of the deferred contingent purchase price from EMI. EMI charged the Trust with an adjustment for certain costs relating to copyright renewals incurred over several years and a retroactive adjustment relating to a recent court decision, which negatively affected all holders of U.S. copyrights.

                  For the quarter ended December 31, 2001, EMI applied the debit balance arising from the adjustment of the previous quarter to amounts owing for that quarter and initially remitted approximately $60,000 to the Trust.

                  After discussion between EMI and the Trust and the Trust's counsel, EMI remitted an additional amount which brought the total for the each of the quarters ended September 30, and December 31, 2001 to the $167,500 minimum quarterly distributions. EMI has taken the position that the additional distributions would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals. The Trust has taken the position that such minimum distributions are due regardless of the adjustment based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. If EMI's position is correct, then future income of the Trust will be impacted by the amount of such advances.

         (d) The Trust received the additional distributions on December 31, 2001. The Trust made distributions based upon its receipt of the additional distribution from EMI in January, 2002, after complying with the NASDAQ distribution notification requirements. In January 2002, the Trust made the distribution to unit holders of $278,844 ($1.00 per unit), as well as paying Trustee fees, printing and legal and professional fees totaling $56,156, (of which approximately $33,000 relates to the EMI matter previously discussed), resulting in undistributed cash of $44 at the end of January. These transactions will be reported in the Trust's 2002 fiscal year. For federal income tax purposes, the January 2002 distribution of cash received in 2001 will be includable in the unit holder's 2001 taxable income.

         (e) In 2000, the Trustees requested Berdon LLP, the Trust's independent auditors, to undertake a limited-scope royalty engagement to evaluate certain of the record keeping and reporting processes of EMI, the current owner and administrative entity for the copyrighted materials, subject to the Trust agreement. This limited scope engagement did not indicate any differences from reported amounts. Berdon LLP is currently in the process of reviewing the cost of renewals charged and the application of those costs into the adjustment calculated by EMI so that the Trust and EMI can agree on an appropriate amount. Berdon LLP is reviewing the recasting of the adjustment to years to which it pertains to determine if the amounts previously paid in those years were appropriate and what effects, if any, that could have on categorizing the additional distributions as advances. EMI has been given requests for more detailed information and is in the process of complying with those requests.

ITEM 9. NOT APPLICABLE

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

         HSBC Bank USA (formerly Marine Midland Bank) is the Corporate Trustee of the Registrant. The Trustees serve until their removal, resignation, incapacity, or in the case of individual Trustees, their death. Bernard D. Fischman, the individual Trustee, died July 11, 2001.

         HSBC Bank USA has been the corporate trustee since February, 1965 and is a national banking association organized under the laws of the Unites States.

ITEM 11. EXECUTIVE COMPENSATION (See Item 13)


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security Ownership of Certain Beneficial Owners

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

         (b) Security Ownership of Management

         The present Trustees have beneficial ownership in the Trust as follows:

                          NATURE OF          PERCENTAGE
                          BENEFICIAL         OF UNITS
     TRUSTEE              OWNERSHIP          OUTSTANDING
     -------              ---------          -----------
   HSBC Bank USA            None                None


         (c) Changes in Control

         The Trustees know of no contractual arrangements which may result in a change in control of the Trust at a subsequent date.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) Remunerations of Directors and Officers

         The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of his duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 2001, pursuant to these provisions, Bernard D. Fischman received $1,250 and HSBC Bank USA $2,500.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         1.   FINANCIAL STATEMENTS                                     PAGE
              Independent Auditors' Report                                9

              Statement of cash receipts and disbursements -
              years ended December 31, 2001, 2000 and 1999                10

              Notes to statement of cash receipts and disbursements    11-14

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


                                                          MILLS MUSIC TRUST
                                                      --------------------------
                                                             (Registrant)



                                                   By: /s/ Marcia Markowski
                                                      --------------------------
                                                           Marcia Markowski
                                                           HSBC Bank USA
                                                           Corporate Trustee



Dated as of March 27, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.