Form 10-Q
period 2002-03-31
MILLS MUSIC TRUST
filed 2002-05-14
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2002          COMMISSION FILE NUMBER: 2-22997


                                MILLS MUSIC TRUST
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEW YORK                                           13-6183792
--------------------------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


C/O HSBC BANK USA, ISSUER SERVICES, 452 FIFTH AVENUE, NEW YORK, NY    10018-2706
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE                (212) 525-1349
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

                                YES   X         NO
                                     ---

NUMBER OF TRUST UNITS OUTSTANDING AS OF MARCH 31, 2002    277,712
                                                          -------

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31
                                                    ----------------------------
                                                       2002               2001
                                                    ---------          ---------
       Receipts:
       Mills Music, Inc.                            $ 167,500(A)       $ 356,436

       Undistributed cash at beginning
       of the period                                  335,044                 51

       Disbursements- administrative
       expenses*                                      (81,523)           (13,285)
                                                    ---------          ---------

       Balance available for
       distribution                                   421,021            343,202

       Cash distribution to unit holders**
                                                      420,977            343,141
                                                    ---------          ---------

       Undistributed cash at end of the
       period                                       $      44          $      61
                                                    =========          =========
       Cash distribution per unit (based
       on 277,712 units outstanding)                $     .51          $    1.24
                                                    =========          =========


    See accompanying Notes to Statements of Cash Receipts and Disbursements.

(A)   Minimum royalty payment

* Includes $56,156 of administrative expenses paid in January 2002 pertaining to 2001 income received December 31, 2001.

** Includes $278,844 distributed in January, 2002 pertaining to 2001 income received December 31, 2001.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

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

         Payments from Mills to the Trust are made in March, June, September, and December, and include net royalty income received during the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit holders after payment of expenses.

         The statements of cash receipts and disbursement reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting, as contemplated by accounting principles generally accepted in the United States of America.


NOTE 2.  FEDERAL INCOME TAXES

         No provision for income taxes has been made since the liability therefore is that of the unit holders and not the Trust.


NOTE 3.  RELATED PARTY TRANSACTIONS

         The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of their duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA (formerly Marine Midland Bank), the corporate trustee, also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority interest of Trust Certificate holders. Pursuant to these

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (CONTINUED)

                                   (UNAUDITED)

provisions, disbursements to related parties were made as follows for the three months ended March 31, 2002 and 2001.

                                                         2002        2001
                                                         ----        ----
               Trustee Fees:
                  Bernard D. Fischman                               $ 625
                  HSBC Bank USA                         $ 625         625

               HSBC Bank USA
                  Transfer agent and registrar          $  63       $  22


         As reported in Form 8-K dated October 10, 2001, Bernard Fischman, one of the originally named Trustees under the Trust, died on July 11, 2001. As a result, HSBC is currently the sole Trustee.


NOTE 4.  ROYALTIES

         (a) The original (1964) Asset Purchase Agreement assumed by the Trust's collecting/paying entity ("EMI") provides for a revised royalty calculation when the amount calculated is less than $167,500 for the quarter. This occurred in the quarter ended December 31, 1999, for which the calculation (and remittance) was $155,717. EMI did not calculate that quarter's payment using the revised royalty calculation. In the quarter ended June 30, 2001 EMI remitted the difference between the $167,500 and the $155,717 previously remitted.

         (b) During the quarter ended September 30, 2001 the Trust did not receive any payment of the deferred contingent purchase price from EMI. EMI charged the Trust with an adjustment for certain costs relating to copyright renewals incurred over several years and a retroactive adjustment relating to a recent court decision, which negatively affected all holders of U.S. copyrights.

                  For the quarter ended December 31, 2001, EMI applied the debit balance arising from the adjustment of the previous quarter to amounts owing for that quarter and initially remitted approximately $60,000 to the Trust.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (CONTINUED)


NOTE 4.  ROYALTIES (Continued)



                  After discussion between EMI and the Trust and the Trust's counsel, EMI remitted an additional amount which brought the total for the each of the quarters ended September 30, and December 31, 2001 to the $167,500 minimum quarterly distributions. EMI has taken the position that the additional distributions would be considered advances against the future contingent portion of earnings and the un-recouped copyright renewals. The Trust has taken the position that such minimum distributions are due regardless of the adjustment based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. If EMI's position is correct, then future income of the Trust will be impacted by the recognition and amount of such advances.

                  The Trust's auditors have evaluated the recasting of the adjustment to years to which it pertains and the Trust has submitted a letter to EMI, which recasts the amount of future contingent royalty payment reductions from $275,000 claimed by EMI to $155,000. The revision does not include the unresolved contract issue of advance (EMI's position) versus entitlement (the Trust's position). The Trust has not yet received a response from EMI.

         (c) The Trust received the additional distributions late on December 31, 2001. The Trust made distributions based upon its receipt of the additional distribution from EMI in January, 2002, after complying with the NASDAQ distribution notification requirements. In January 2002, the Trust made the distribution to unit holders of $278,844 ($1.00 per unit), as well as paying Trustee fees, printing and legal and professional fees totaling $56,156, (of which approximately $33,000 relates to the EMI matter previously discussed), resulting in undistributed cash of $44 at the end of January. These transactions are reported in the Trust's 2002 fiscal year. For federal income tax purposes, the January 2002 distribution of cash received in 2001 is included in the unit holder's 2001 taxable income.

         (d) For the quarter ended March 31, 2002 the Trust received the minimum $167,500 from EMI. EMI's accounting for the quarter indicates a remaining recoupment claim on future income of approximately $275,000. The Trust has asserted that the remaining recoupment claim should be approximately $155,000, not withstanding the apparent issue of the identification of the minimum royalty payment sources.

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

         The copyright laws were modified by the Sonny Bono 1998 Copyright Term Extension Act (the "Act"), which provided an additional 20 years of copyright protection, such that the term of copyrights is now 95 years. In February 2002, the U.S. Supreme Court granted certiorari to review a 2001 decision by the U.S. Court of Appeals for the District of Columbia Circuit in Eldred v. Reno which rejected certain constitutional challenges to the Act. The Trust is unable to determine what impact, if any, the adverse decision by the Supreme Court would have on royalties payable to and distributions by the Trust.

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

         The Trust received the additional distributions from EMI on December 31, 2001. The Trust made distributions based upon the additional distributions from EMI in January 2002 after complying with the NASDAQ distribution notification requirements. In January 2002, the Trust made the distribution to unit holders of $278,844 ($1.00 per unit), as well as paying Trustee fees, printing and legal and professional fees totaling $56,156, (of which approximately $33,000 relates to the EMI matter previously discussed), resulting in undistributed cash of $44 at the end of January. These transactions will be reported in the Trust's 2002 fiscal year. For federal income tax purposes, the January 2002 distribution of cash received in 2001 will be includable in the unit holder's 2001 taxable income.

         For the quarter ended March 31, 2002 the Trust received the minimum $167,500 from EMI. EMI's accounting for the quarter indicates a remaining recoupment claim on future income of approximately $275,000. The Trust has asserted that the remaining recoupment claim should be approximately $155,000, not withstanding the apparent issue of identification of the minimum royalty payment sources.




                           PART II - OTHER INFORMATION


               Items 1 through 6, inclusive, are not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



                                                         /s/  MILLS MUSIC TRUST
                                                         -----------------------
                                                                (Registrant)




Date  May 13, 2002                                   By: /s/  MARCIA MARKOWSKI
      ------------                                       -----------------------
                                                              HSBC Bank USA
                                                              Corporate Trustee