Form 10-Q
period 2002-06-30
MILLS MUSIC TRUST
filed 2002-08-14
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended June 30, 2002     Commission file number: 2-22997
                                                                     -------


                                MILLS MUSIC TRUST
     -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                New York                                         13-6183792

    --------------------------------------------------------------------------
         (State or other jurisdiction of                       (I.R.S. Employer
            incorporation or organization)                   Identification No.)



 c/o HSBC Bank USA, Issuer Services, 452 Fifth Avenue,  New York, NY 10018-2706
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (ZIP Code)


Registrant's telephone number, including area code               (212) 525-1349
                                                             -------------------


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X         NO

Number of Trust Units outstanding as of June 30, 2002    277,712
                                                       ---------

                         PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                               MILLS MUSIC TRUST
                 STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                           Three Months Ended                    Six Months Ended
                                                June 30                              June 30
                                     -----------------------------        -------------------------------
                                        2002                2001            2002                  2001
                                        ----                ----            ----                  ----
Receipts:
Mills Music, Inc.                    $167,500(A)          $221,126        $335,000(A)            $577,562

Undistributed cash at beginning
  of the period                            44                   61         335,044                     51

Disbursements- administrative
  expenses                            (29,220)             (29,099)       (110,743)*              (42,384)
                                     --------             --------        --------               --------

Balance available for
  distribution                        138,324              192,088         559,301                535,229

Cash distribution to unit
  holders                             138,273              192,027         559,250**              535,168
                                     --------             --------        --------               --------

Undistributed cash at end of
  the period                           $   51               $   61          $   51                 $   61
                                     ========             ========        ========               ========

Cash distribution per unit
  (based on 277,712 units
  outstanding)                         $  .50               $  .69         $  2.01                $  1.93
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

** Includes $278,844 distributed in January, 2002 pertaining to 2001 income received December 31, 2001.

                               MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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


NOTE 3. RELATED PARTY TRANSACTIONS

         The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of their duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA (formerly Marine Midland Bank), the corporate trustee, also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority interest of Trust Certificate holders. Pursuant to these

                               MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (CONTINUED)

                                  (UNAUDITED)

provisions, disbursements to related parties were made as follows for the three months and six month ended June 30, 2002 and 2001.

                                                          2002           2001
                                                        ---------     ----------
               Trustee Fees:
                  Bernard D. Fischman                                   $1,250
                  HSBC Bank USA                          $1,250          1,250

               HSBC Bank USA
                  Transfer agent and registrar             $125         $5,345

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

                               MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (CONTINUED)

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

         The Trust's auditors have evaluated the recasting of the adjustment to years to which it pertains and the Trust has submitted a letter to EMI, which recasts the amount of future contingent royalty payment reductions from $275,000 claimed by EMI to $155,000. The revision does not include the unresolved contract issue of advance (EMI's position) versus entitlement (the Trust's position). The Trust has yet to receive a response from EMI.

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

         (d) For each of the quarters ended March 31, 2002 and June 30, 2002 the Trust received the minimum $167,500 from EMI. EMI's accounting for the quarter ended June 30, 2002 indicates a remaining recoupment claim on future income of approximately $244,000. The Trust has asserted that the remaining recoupment claim should be approximately $120,000 less, not withstanding the apparent issue of the identification of the minimum royalty payment sources.

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

        For each of the quarters ended March 31, 2002 and June 30, 2002 the Trust received the minimum $167,500 from EMI. EMI's accounting for the quarter ended June 30, 2002 indicates a remaining recoupment claim on future income of approximately $244,000. The Trust has asserted that the remaining recoupment claim should be approximately $120,000 less, not withstanding the apparent issue of identification of the minimum royalty payment sources.




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



                                                    /s/ MILLS MUSIC TRUST
                                                    --------------------------
                                                          (Registrant)



Date: August 14, 2002                           By: /s/  MARCIA MARKOWSKI
                                                    ---------------------------
                                                         HSBC Bank USA
                                                         Corporate Trustee