Form 10-Q
period 2002-09-30
MILLS MUSIC TRUST
filed 2002-11-14
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended September 30, 2002 Commission file number: 2-22997
                                                                     -------

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
--------------------------------------------------------------------------------
(Address of principal executive offices) (ZIP Code)


Registrant's telephone number, including area code               (212) 525-1349
                                                            --------------------


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES  X         NO

Number of Trust Units outstanding as of September 30, 2002    277,712
                                                            ---------

                         PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                            Three Months Ended                      Nine Months Ended
                                               September 30                            September 30
                                     -------------------------------        --------------------------------
                                     -------------------------------        --------------------------------
                                           2002              2001                2002               2001
                                           ----              ----                ----               ----
Receipts:
Mills Music, Inc.                         $228,381        $    -0-             $563,381           $577,562


Undistributed cash at beginning
of the period                                   51             51               335,044                 51

Disbursements- administrative
expenses                                  (  29,015)           -0-            ( 139,758)*          (42,384)
                                          -----------     ---------            -----------         ---------


Balance available for
distribution                                199,417            51               758,667            535,229

Cash distribution to unit
holders                                     199,366            -0-              758,616**          535,178
                                          ----------      ---------            -----------         ---------
                                          ----------      ---------            -----------         ---------

Undistributed cash at end of
the period                                $      51       $    51             $      51           $     51
                                          ==========      =========           ============        ==========
                                          ==========      =========           ============        ==========

Cash distribution per unit
(based on 277,712 units
outstanding)                              $     .72          $  -0-           $    2.73          $    1.93
                                          =================    ============   ===========        ===========

    See accompanying Notes to Statements of Cash Receipts and Disbursements.

 * Includes $56,156 of administrative expenses paid in January 2002 pertaining to 2001 income received December 31, 2001.

 ** Includes $278,844 distributed in January, 2002 pertaining to 2001 income received December 31, 2001.

                               MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

         The statements of cash receipts and disbursement reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting, as contemplated by accounting principles generally accepted in the United States of America. The cash basis of accounting is used as a significant accounting policy since the trust has no ability to estimate the underlying income (royalties).


NOTE 2.  FEDERAL INCOME TAXES

         No provision for income taxes has been made since the liability therefore is that of the unit holders and not the Trust.


NOTE 3.  RELATED PARTY TRANSACTIONS

         The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of their duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA (formerly Marine Midland Bank), the corporate trustee, also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority interest of Trust Certificate holders. Pursuant to these provisions, disbursements to related parties were made as follows for the three months and nine month ended September 30, 2002 and 2001.

                               MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (CONTINUED)

                                  (UNAUDITED)
                                                       2002             2001
                                                   ------------    -------------
               Trustee Fees:
                  Bernard D. Fischman                                 $ 1,250
                  HSBC Bank USA                       $1,875            1,250

               HSBC Bank USA
                  Transfer agent and registrar          $188           $5,345



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

                               MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (CONTINUED)


NOTE 4.  ROYALTIES (Continued)

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

         In the quarter ended September 30, 2002, the amount paid to the Trust by EMI was net of approximately $244,000 of the balance of the adjustment claimed by EMI. The Trust believes that the deduction should have been reduced by approximately $120,000.

         (c) The Trust received the additional distributions late on December 31, 2001. The Trust made distributions based upon its receipt of the additional distribution from EMI in January, 2002, after complying with the NASDAQ distribution notification requirements. In January 2002, the Trust made the distribution to unit holders of $278,844 ($1.00 per unit), as well as paying Trustee fees, printing and legal and professional fees totaling $56,156, (of which approximately $33,000 relates to the EMI matter previously discussed), resulting in undistributed cash of $44 at the end of January. These transactions are reported in the Trust's 2002 fiscal year. For federal income tax purposes, the January 2002 distribution of cash received in 2001 was included in the unit holder's 2001 taxable income.

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

         The copyright laws were modified by the Sonny Bono 1998 Copyright Term Extension Act (the "Act"), which provided an additional 20 years of copyright protection, such that the term of copyrights is now 95 years. In February 2002, the U.S. Supreme Court granted certiorari to review a 2001 decision by the U.S. Court of Appeals for the District of Columbia Circuit in Eldred v. Ashcroft, which rejected certain constitutional challenges to the Act. Oral arguments in the case are being heard in October of this year. The Trust is unable to determine what impact, if any, the adverse decision by the Supreme Court would have on royalties payable to and distributions by the Trust.

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

         The Trust received the additional distributions from EMI on December 31, 2001. The Trust made distributions based upon the additional distributions from EMI in January 2002 after complying with the NASDAQ distribution notification requirements. In January 2002, the Trust made the distribution to unit holders of $278,844 ($1.00 per unit), as well as paying Trustee fees, printing and legal and professional fees totaling $56,156, (of which approximately $33,000 relates to the EMI matter previously discussed), resulting in undistributed cash of $44 at the end of January. These transactions will be reported in the Trust's 2002 fiscal year. For federal income tax purposes, the January 2002 distribution of cash received in 2001 was included in the unit holder's 2001 taxable income.

         Administrative expenses (primarily legal fees) have increased due to increased public company rules and regulations and their implementation. They have also increased due to the ongoing attempts to resolve current issues with EMI.




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



                                                               MILLS MUSIC TRUST
                                                               -----------------
                                                                 (Registrant)




Date:  November 14, 2002                             By:  MARCIA MARKOWSKI
       --------------------                               ----------------------
                                                               HSBC Bank USA
                                                               Corporate Trustee


I, Joel Faden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mills Music Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, *results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated  the  effectiveness  of  the  registrant's  disclosure   controls
and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any   fraud,   whether  or  not  material,  that  involves  management   or
other employees who have a significant role in the registrant's internal controls; and

6.  The   registrant's   other   certifying   officer  and  I  have   indicated
in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   JOEL FADEN
      ---------------------               --------------------------------------
                                          Joel Faden, Joel Faden & Company, Inc.
                                          Chief Financial Individual
                                          Providing accounting services



I, Marcia Markowski, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Mills Music Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, *results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                   MARCIA MARKOWSKI
      ---------------------               ---------------------------
                                          Marcia Markowski
                                          Trust officer of The Corporate Trustee

* The statements of cash receipts and disbursements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting. The Trust is required to distribute all funds received. Accordingly, the Trust has no statements of financial condition or cash flows.