Form 10-K
period 2002-12-31
MILLS MUSIC TRUST
filed 2003-03-31
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002                    Omission file
                                                               number 2-22997
                                                                      -------

                                MILLS MUSIC TRUST
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



            New York                                  13-6183792
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)


c/o HSBC Bank USA, ISSUER SERVICES,
452 FIFTH AVENUE, NEW YORK,NEW YORK,                     10018-2706
--------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip code)


Registrant's telephone number, including area code:   (212) 525-1349
--------------------------------------------------------------------

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

                                 YES [X]   NO [ ]

      As of February 28, 2003, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by non-affiliates was $7,359,368.

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

ITEM  3. LEGAL PROCEEDINGS

      None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM  5. NOT APPLICABLE

ITEM  6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2002 through 1998 are derived from the Trust's audited financial statements. The data set forth below should be read in conjunction with financial statements of the Trust and the notes thereto and management discussions and analysis appearing elsewhere herein.

                                                              Cash                 Cash
   Year Ended                 Receipts From              Distributions          Distribution
   December 31,              Mills Music, Inc.          to Unit Holders           Per Unit*
   ------------              -----------------          ---------------         -------------
        2002                     $  820,124                $  997,400               $3.59
   Pro Forma (A)                                                                    $2.59
        2001                     $  912,562                $  535,186               $1.93
   Pro Forma (A)                                                                    $2.93
        2000                     $1,113,887                $1,051,583               $3.79
        1999                     $  915,168                $  871,523               $3.14
        1998                     $1,035,853                $  999,705               $3.60

* Based on the 277,712 Trust Units outstanding

      (A) On December 31 2001 the Trust received an additional $335,000 of which, in January 2002, the Trust paid administrative expenses of $56,156 and the remaining $278,844 was distributed to unit holders in January 2002, after complying with the required NASDAQ distribution notification period. Pro forma distribution per unit of $2.59 in 2002 and $2.93 reflects the $278,844 as if it were distributed in 2001.

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE TRUST'S RECEIPTS

      The Trust's receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the "nostalgia" appeal of older copyrighted songs.

      The Trust's contingent fee income over the last three years has averaged approximately $949,000 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.

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

      The copyright laws were modified by the Sonny Bono 1998 Copyright Term Extension Act (the "Act"), which generally provided an additional 20 years of copyright protection. For works created by identified natural persons the term now lasts from creation until 70 years after the author's death. For anonymous works, pseudonymous works, and works made for hire, the term is 95 years from publication or 120 years from creation whichever expires first. For works published before 1978 with existing copyrights as of the effective date of the Act, the Act extends the term to 95 years from publication. In January 2003, the U.S. Supreme Court upheld the constitutionality of the Act in the Eldred v. Ashcroft decision, which affirmed a 2001 decision of the U.S. Court of Appeals for the District of Columbia Circuit.

      The copyright laws provide that renewals vest in any person who is entitled under the rules of statutory succession to the renewal and extension of the copyright at the time the application to renew is made. If no renewal is made, renewals vest in any person entitled under the rules of statutory extension as of the last day of the original term of copyright to the renewal and extension of copyright. The writer (and not the publisher to whom the copyright was originally assigned) owns the renewal right. The laws name specified classes of persons (the writer's wife, his children, etc.) who will succeed to the renewal right if the writer dies before the end of the original term. The Act does not distinguish between composers and lyricists. However, if the composer and lyricist are not the same, each owns a portion of the renewal rights. The composer and the lyricist may, assign their respective interests in the renewal rights to a publisher at the time of the assignment of the original copyright term. Such an assignment of the renewal term is effective, however, only if the assignor survives the original term. If he does not, his heirs will succeed to his share of the renewal rights; and, in such event, these heirs are not obligated by the assignment of the rights to the publisher to whom the original assignment was made unless they joined in the assignment. In addition, the 1998 Copyright Extension Act allows writers (or their heirs) to elect, after either a 35 or 40 year period as specified in the statute, to terminate a transfer of license or renewal within five years of the expiration.

      In 2002, the trustees were able to obtain a listing of the top 50 songs in the subject copyrighted songs of EMI (the current owner and administrative entity for the copyright materials) with the original copyright dates listed. The copyright dates range from 1922 to 1962. This song listing indicates that only one copyright of the top 50 songs will reach the 95 year expiration within the next five years. The listing does not provide an indication of the percentage of income earned by each copyright to total income.

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

      After discussion between EMI and the Trust and the Trust's counsel, EMI remitted an additional amount which brought the total for the each of the quarters ended September 30, 2001 and December 31, 2001 to the $167,500 minimum quarterly distributions. EMI has taken the position that the additional distributions would be considered advances against the future Contingent Portion of earnings and the unrecouped copyright renewals. The Trust has taken the position that such minimum distributions are due regardless of the adjustment based upon the inclusion of the gross royalty income of Related Companies as defined in the relevant agreement. If EMI's position is correct, then future income of the Trust will be impacted by the recognition and amount of such advances.

      The Trust's former auditors evaluated the recasting of the adjustment to years to which it pertains and the Trust submitted a letter to EMI, which recasts the amount of future contingent royalty payment reductions from $275,000 claimed by EMI to $155,000. The revision does not include the unresolved contract issue of advance (EMI's position) versus entitlement (the Trust's position). The Trust has yet to receive a response from EMI.

      In the quarter ended September 30, 2002, the amount paid to the Trust by EMI was net of approximately $244,000 of the balance of the adjustment claimed by EMI. The Trust believes that the deduction should have been reduced by approximately $120,000.

      The Trust received additional royalties from EMI on December 31, 2001 relating to the quarters ended September 30, 2001 and December 31, 2001. The Trust made distributions based upon the additional royalties from EMI in January 2002 after complying with the NASDAQ distribution notification requirements. In January 2002, the Trust made the distribution to unit holders of $278,844 ($1.00 per unit), as well as paying Trustee fees, printing and legal and professional fees totaling $56,156, (of which approximately $33,000 relates to the EMI matter previously discussed), resulting in undistributed cash of $44 at the end of January. These transactions are reported in the Trust's 2002 fiscal year. For federal income tax purposes, the January 2002 distribution of cash received in 2001 will be includable in the unit holder's 2001 taxable income.

      In March 2003, the Trust notified EMI of errors they made in computing the contingent payment to the Trust in two quarters over the past three years. The amount being claimed by the Trust as owing in connection with these errors aggregates approximately $60,000. The Trust has not yet received an answer from EMI concerning the computation of these amounts.

ITEM  8. AUDITORS' REPORT AND FINANCIAL STATEMENTS

      The Auditors' reports and financial statements begin on page 9 and 10 of this report, respectively.

[CORNICK,GARBER, & SANDLER, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

The Trustees and Unit Owners
   Mills Music Trust

      We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for the year ended December 31, 2002. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

      In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for the year ended December 31, 2002, on the basis of accounting described in Note 1.

                                                /s/ Cornick,Garber & Sandler,LLP
                                                --------------------------------
                                                Certified Public Accountants

New York, New York
March 17, 2003

                              [Berdon Letterhead]


                          INDEPENDENT AUDITORS' REPORT


To the Trustees and Unit Owners of
     Mills Music Trust


We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for each of the years in the two-year period ended December 31, 2001. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for each of the years in the two-year period ended December 31, 2001, on the basis of accounting described in Note 1.


                                                 /s/ Berdon LLP
                                                 Certified Public Accountants

March 4, 2002

                                MILLS MUSIC TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                             YEARS ENDED DECEMBER 31

                                              2002             2001              2000
                                            --------         --------         ----------
Receipts from Mills Music, Inc.             $820,124         $912,562         $1,113,887
Undistributed Cash at Beginning              335,044(A)            51                 31
   of Year

Disbursements -
   Administrative Expenses                  (157,718)         (42,383)           (62,284)
                                            ---------         --------         ----------
Balance Available for                        997,450          870,230          1,051,634
   Distribution

Cash Distributions to Unit                  (997,400)        (535,186)        (1,051,583)
   Holders                                  ---------         -------          ----------


Undistributed Cash at
   End of the year                          $     50         $335,044(A)      $       51
                                            --------         --------         ----------
Cash Distributions Per Unit
   based on the 277,712
   Trust Units Outstanding)                 $   3.59         $   1.93         $     3.79
                                            ========         ========         ==========
Pro Forma cash distribution
   after  giving effect to January          $   2.59(A)      $   2.93(A)
   2002 distribution                        ========         ========


    (A) See Note 4(c).

    The Trust does not prepare a balance sheet or a statement of cash flows.

     See accompanying Notes to Statement of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
              NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31,2002


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

      Payments from Mills to the Trust are due in March, June, September and December and include net royalty income received during the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the unit holders after payment of expenses.

      The statements of cash receipts and disbursements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting, as contemplated by accounting principles generally accepted in the United States of America.

NOTE  2. FEDERAL INCOME TAXES

      No provision for income taxes has been made since the liability therefor is that of the unit holders and not the Trust.

NOTE  3. RELATED PARTY TRANSACTIONS

      The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of their duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA, the corporate trustee, also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units).

                                MILLS MUSIC TRUST
              NOTE TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2002

NOTE  3. RELATED PARTY TRANSACTIONS (Continued)

The Declaration of Trust also provides, that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders.

      Pursuant to these provisions, disbursements were made as follows for the years ended December 31:

TRUSTEES                                      2002      2001       2000
HSBC Bank USA                                $2,500    $2,500     $2,500
Bernard Fischman                                -0-     1,250      2,500

HSBC Bank USA as
registrar and transfer agent                  4,432     4,508     10,116

      As reported in Form 8-K dated October 10, 2001, Bernard Fischman, one of the originally named Trustees under the Trust, died on July 11, 2001. As a result, HSBC is currently the sole Trustee.

NOTE  4. ROYALTIES

      (a) The original (1964) Asset Purchase Agreement assumed by the Trust's collecting/paying entity ("EMI") provides for a revised royalty calculation when the remittance to the Trust is less than $167,500 in any quarter. This occurred in the quarter ended December 31, 1999, for which the remittance was $155,717. EMI did not calculate that quarter's payment using the revised royalty calculation. In the quarter ended June 30, 2001 EMI remitted the difference between the $167,500 and the $155,717 previously remitted.

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

                                MILLS MUSIC TRUST
        NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31,2002

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

      After discussion between EMI and the Trust and the Trust's counsel, EMI remitted an additional amount which brought the total for the each of the quarters ended September 30, 2001 and December 31, 2001 to the $167,500 minimum quarterly distributions. (See note 4(d)) EMI has taken the position that the additional distributions would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals. The Trust has taken the position that such minimum distributions are due regardless of the adjustment based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. If EMI's position is correct, then future income of the Trust will be impacted by the amount of such advances.

      The Trust's former auditors evaluated the recasting of the adjustment to years to which it pertains and the Trust submitted a letter to EMI, which recasts the amount of future contingent royalty payment reductions from $275,000 claimed by EMI to $155,000. The revision does not include the unresolved contract issue of advance (EMI's position) versus entitlement (the Trust's position). The Trust has yet to receive a response from EMI.

      In the quarter ended September 30, 2002, the amount paid to the Trust by EMI was net of approximately $244,000 of the balance of the adjustment claimed by EMI. The Trust believes that the deduction should have been reduced by approximately $120,000.

      (d) The Trust received additional royalties from EMI on December 31, 2001 relating to the quarters ended September 30, 2001 and December 31, 2001. The Trust made royalties based upon its receipt of the additional royalties from EMI in January, 2002, after complying with the

NASDAQ distribution notification requirements. In January 2002, the Trust made the distribution to unit holders of $278,844 ($1.00 per unit), as well as paying Trustee fees, printing and legal and professional fees totaling $56,156, (of which approximately $33,000 relates to the EMI matter previously discussed), resulting in undistributed cash of $44 at the end of January. The distribution and administrative fees have been reported in the Trust's 2002 fiscal year. For federal income tax purposes, the January 2002 distribution of cash received in 2001 was includable in the unit holder's 2001 taxable income.

      (e) In 2000, the Trustees requested Berdon LLP the Trust's former independent auditors, to undertake a limited-scope royalty engagement to evaluate certain of the record keeping and reporting processes of EMI, the current owner and administrative entity for the copyrighted materials, subject to the Trust agreement. This limited scope engagement did not indicate any differences from reported amounts.

      (f) In March 2003, the Trust notified EMI of errors they made in computing the contingent payment to the Trust in two quarters over the past three years. The amount being claimed by the Trust as owing in connection with these errors aggregates approximately $60,000. The Trust has not yet received an answer from EMI concerning the computation of these amounts.

ITEM  9. NOT APPLICABLE


                                    PART III

ITEM  10. DIRECTORS OF THE REGISTRANT

      HSBC Bank USA is the Corporate Trustee of the Registrant. The Trustees serve until their removal, resignation, incapacity, or in the case of individual Trustees, their death. Bernard D. Fischman, the individual Trustee, died July 11, 2001.

      HSBC Bank USA or its predecessor Marine Midland Bank, has been the corporate trustee since February, 1965 and is a national banking association organized under the laws of the Unites States.

ITEM  11. EXECUTIVE COMPENSATION (See Item 13)


ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Security Ownership of Certain Beneficial Owners

      To the best knowledge of the Trustees, the only persons who beneficially own more than 5% of the Trust Units are as follows:

                                                                         PERCENT
NAME AND ADDRESS OF                          NUMBER OF                  OF UNITS
BENEFICIAL OWNER                            UNITS OWNED                OUTSTANDING
MPL Communications, Ltd.
39 West 54th Street
New York, New York 10019                    79,609 Units                 28.67%

Cede & Co.
Fast Cod Balance
P.O. Box 20
Bowling Green Station
New York, New York 10004                    157,957 Units                56.88%


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

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a) Remunerations of Directors and Officers

      The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of his duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 2002, pursuant to these provisions, HSBC Bank USA received $2,500.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         1.   FINANCIAL STATEMENTS                                 PAGE

Independent Auditors' Reports                                      9-10

Statement of cash receipts and disbursements -
  years ended December 31, 2002, 2001 and 2000                       11

Notes to statement of cash receipts and disbursements             12-15

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

                                                      Mills Music Trust
                                                --------------------------------
                                                         (Registrant)



                                             By:         HSBC Bank USA
                                                --------------------------------
                                                         HSBC Bank USA
                                                       Corporate Trustee

Dated as of March 27, 2003

I, Joel Faden, certify that:

1. I have reviewed this annual report on Form 10-K of Mills Music Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, *results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: MARCH 27,2003                     JOEL FADEN
     ------------------                 ----------------------------------------


                              Joel Faden, Joel Faden & Company, Inc.
                              Chief Financial Individual providing
                              accounting services



I, Marcia Markowski, certify that:

1. I have reviewed this annual report on Form 10-K of Mills Music Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, *results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: MARCH 27,2003
     -------------------------------
                                         MARCIA MARKOWSKI
                                         ---------------------------------------
                                         Marcia Markowski
                                         Trust officer of The Corporate
                                         Trustee


* The statements of cash receipts and disbursements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting. The Trust is required to distribute all funds received. Accordingly, the Trust has no statements of financial condition or cash flows.