Form 10-Q
period 2003-03-31
MILLS MUSIC TRUST
filed 2003-04-29
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended March 31, 2003 Commission file number: 2-22997
                                                                   -------


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
--------------------------------------------------------------------------------
               (Address of principal executive offices) (ZIP Code)


Registrant's telephone number, including area code             (212) 525-1349
                                                               -----------------


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X         NO
                                         ---

Number of Trust Units outstanding as of March 31, 2003    277,712
                                                          -------

                          PART I - FINANCIAL STATEMENTS
                          -----------------------------

Item 1. Financial Information

                                MILLS MUSIC TRUST
                                -----------------
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                  ---------------------------------------------
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                   ------------------------------------------
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31
                                                    ------------------------
                                                     2003              2002
                                                     ----              ----
             Receipts from
             Mills Music, Inc.                    $  392,844       $  167,500(A)

             Undistributed cash at beginning
             of the period                                50          335,044


             Disbursements-
             administrative expenses                 (58,756)        (81,523)*
                                                   ----------      -----------


             Balance available for
             distribution                             334,138         421,021

             Cash distribution to unit holders
                                                      334,088
                                                                      420,977**
                                                 -------------    --------------

             Undistributed cash at end of the
             period                               $        50     $       44
                                                 =============    ==============

             Cash distribution per unit (based
             on 277,712 units outstanding)
                                                  $      1.20     $     1.52
                                                  ============    ==============

             Pro Forma**                                          $      .51
                                                                  ==============

See accompanying Notes to Statements of Cash Receipts and Disbursements.

(A) Minimum royalty payment

* Includes $56,156 of administrative expenses paid in January 2002 pertaining to 2001 income received December 31, 2001.

** Includes $278,844 distributed in January, 2002 pertaining to 2001 income received December 31, 2001. Pro Forma distribution per unit in 2002, reflects the $278,844 as if it were distributed in 2001.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)


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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (CONTINUED)

                                   (UNAUDITED)

     The Declaration of Trust also provides, that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders.

     Pursuant to these provisions, disbursements to related parties were made as follows for the three months ended March 31, 2003 and 2002:


                                                       2003            2002
                                                   =============   =============

               Trustee Fees:
                  HSBC Bank USA                        $625            $625

               HSBC Bank USA
                  Transfer agent and registrar          $63          $  63



NOTE 4.  ROYALTIES

     (a) During the quarter ended September 30, 2001 the Trust did not receive any payment of the deferred contingent purchase price from EMI. EMI charged the Trust with an adjustment for certain costs relating to copyright renewals incurred over several years and a retroactive adjustment relating to a recent court decision, which negatively affected all holders of U.S. copyrights.

     For the quarter ended December 31, 2001, EMI applied the debit balance arising from the adjustment of the previous quarter to amounts owing for that quarter and initially remitted approximately $60,000 to the Trust.

     After discussion between EMI and the Trust and the Trust's counsel, EMI remitted an additional amount which brought the total for the each of the quarters ended September 30, 2001 and December 31, 2001 to the $167,500 minimum quarterly distributions. (See note 4(b)) EMI has taken the position that the additional distributions would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals. The Trust has taken the position that such minimum distributions are due regardless of the adjustment based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. If EMI's position is correct, then future income of the Trust will be impacted by the amount of such advances.

                                                                               5
                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (CONTINUED)

                                   (UNAUDITED)


NOTE 4.  ROYALTIES (Continued)

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

     (b) The Trust received additional royalties from EMI on December 31, 2001 relating to the quarters ended September 30, 2001 and December 31, 2001. The Trust made royalties based upon its receipt of the additional royalties from EMI in January, 2002, after complying with the NASDAQ distribution notification requirements. In January 2002, the Trust made the distribution to unit holders of $278,844 ($1.00 per unit), as well as paying Trustee fees, printing and legal and professional fees totaling $56,156, (of which approximately $33,000 relates to the EMI matter previously discussed), resulting in undistributed cash of $44 at the end of January. The distribution and administrative fees have been reported in the Trust's 2002 fiscal year. For federal income tax purposes, the January 2002 distribution of cash received in 2001 was includable in the unit holder's 2001 taxable income.

     (c) In 2000, the Trustees requested Berdon LLP the Trust's former independent auditors, to undertake a limited-scope royalty engagement to evaluate certain of the record keeping and reporting processes of EMI, the current owner and administrative entity for the copyrighted materials, subject to the Trust agreement. This limited scope engagement did not indicate any differences from reported amounts.


     (d) In March 2003, the Trust notified EMI of errors they made in computing the contingent payment to the Trust in two quarters over the past three years. The amount being claimed by the Trust as owing in connection with these errors aggregates approximately $60,000. The Trust has not yet received an answer from EMI concerning the computation of these amounts.

                                                                               6
                          PART I - FINANCIAL STATEMENTS


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


                                                       MILLS MUSIC TRUST
                                               ---------------------------------
                                                         (Registrant)




Date:  April 29, 2003                       By: /s/ Marcia Markowski
       ------------------------                ---------------------------------
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

Date: April 24, 2003                      /s/ Joel Faden
     ----------------------               --------------------------------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition*, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: April 29, 2003                      /s/ Marcia Markowski
     -------------------------            -----------------------------
                                          Marcia Markowski
                                          Trust officer of The Corporate Trustee

* The statements of cash receipts and disbursements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting. The Trust is required to distribute all funds received. Accordingly, the Trust has not prepared any statements of financial condition or cash flows.