Form 10-Q
period 2003-06-30
MILLS MUSIC TRUST
filed 2003-08-14
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2003              COMMISSION FILE NUMBER: 2-22997

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


C/O HSBC BANK USA, ISSUER SERVICES, 452 FIFTH AVENUE, NEW YORK, NY 10018-2706 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

                             YES  X          NO
                                 ----            -----

NUMBER OF TRUST UNITS OUTSTANDING AS OF JUNE 30, 2003    277,712

                                                                               2
                                PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                   (UNAUDITED)

                                Three Months Ended               Six Months Ended
                                      June 30                         June 30
                                 2003           2002          2003             2002
                                 ----           ----          ----             ----
Receipts:
Mills Music, Inc.              $206,543      $ 167,500(A)   $599,387         $335,000(A)

Undistributed cash at
beginning of the period              50             44            50          335,044

Disbursements-
administrative expenses         (35,251)       (29,220)      (94,007)        (110,743)*
                               --------      ---------      --------         --------

Balance available for
distribution                    171,342        138,324       505,430          559,301

Cash distribution to
unit holders                    171,292        138,273       505,380          559,250**
                               --------      ---------      --------         --------

Undistributed cash at
end of the period              $     50      $      51      $     50       $       51
                               ========      =========      ========         ========
Cash distribution per
unit (based on 277,712
units outstanding)
                               $    .62      $     .50      $   1.82       $     2.01
                               ========      =========      ========         ========
Pro forma                                                                  $     1.01


    See accompanying Notes to Statements of Cash Receipts and Disbursements.

   (A) Minimum royalty payment

  * Includes $56,156 of administrative expenses paid in January 2002 pertaining to 2001 income received December 31, 2001.

 ** Includes $278,844 distributed in January, 2002 pertaining to 2001 income received December 31, 2001. Pro-forma distribution per unit reflects the $278,844 as if it were distributed in 2001.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (CONTINUED)

                                   (UNAUDITED)

      The Declaration of Trust also provides, that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders.

Pursuant to these provisions, disbursements to related parties were made as follows for the three months and six months ended June 30, 2003 and 2002.


                                         THREE MONTHS ENDED          SIX MONTHS ENDED,
                                             JUNE 30,                    JUNE 30
                                       --------------------        --------------------
                                         2003          2002         2003          2002
                                         ----          ----         ----          ----
HSBC Bank USA:
   Trustee Fees                        $  625        $  625        $1,250        $1,250
   Transfer agent and registrar        $   32        $   62        $   95        $  125


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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (CONTINUED)


NOTE 4.  ROYALTIES (Continued)

            The Trust's former auditors evaluated the recasting of the adjustment to years to which it pertained and the Trust submitted a letter to EMI, which recasts the amount of future contingent royalty payment reductions from $275,000 claimed by EMI to $155,000. The revision does not include the unresolved contract issue of advance (EMI's position) versus entitlement (the Trust's position). The Trust has yet to receive a definitive response from EMI.

            In the quarter ended September 30, 2002, the amount paid to the Trust by EMI was net of approximately $244,000 of the balance of the adjustment claimed by EMI. The Trust believes that the deduction should have been reduced by approximately $120,000.

      (b) The Trust received additional royalties from EMI on December 31, 2001 relating to the quarters ended September 30, 2001 and December 31, 2001. The Trust made distributions based upon its receipt of the additional royalties from EMI in January, 2002, after complying with the NASDAQ distribution notification requirements. In January 2002, the Trust made the distribution to unit holders of $278,844 ($1.00 per unit), as well as paying Trustee fees, printing and legal and professional fees totaling $56,156, (of which approximately $33,000 relates to the EMI matter previously discussed), resulting in undistributed cash of $44 at the end of January. The distribution and administrative fees have been reported in the Trust's 2002 fiscal year. For federal income tax purposes, the January 2002 distribution of cash received in 2001 was includable in the unit holder's 2001 taxable income.

      (c) In March 2003, the Trust notified EMI of possible errors made in computing the contingent payment to the Trust in two quarters over the past three years. The amount being claimed by the Trust as owing in connection with these errors aggregated approximately $60,000. The dispute regarding this amount has been amicably resolved in EMI's favor.

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

      The copyright laws were modified by the Sonny Bono 1998 Copyright Term Extension Act (the "Act"), which generally provided an additional 20 years of copyright protection. For works created by identified natural persons the term now lasts from creation until 70 years after the author's death. For anonymous works, pseudonymous works, and works made for hire, the term is 95 years from publication or 120 years from creation, whichever expires first. For works published before 1978 with existing copyrights as of the effective date of the Act, the Act extends the term to 95 years from publication. In January 2003, the U.S. Supreme Court upheld the constitutionality of the Act in the Eldred v. Ashcroft decision, which affirmed a 2001 decision of the U.S. Court of Appeals for the District of Columbia Circuit.

      The copyright laws provide that renewals vest in any person who is entitled under the rules of statutory succession to the renewal and extension of the copyright at the time the application to renew is made. If no renewal is made, renewals vest in any person entitled under the rules of statutory extension as of the last day of the original term of copyright to the renewal and extension of copyright. The writer (and not the publisher to whom the copyright was originally assigned) owns the renewal right. The laws name specified classes of persons (the writer's wife, his children, etc.) who will succeed to the renewal right if the writer dies before the end of the original term. The Act does not distinguish between composers and lyricists. However, if the composer and lyricist are not the same, each owns a portion of the renewal rights. The composer and the lyricist may assign their respective interests in the renewal rights to a publisher at the time of the assignment of the original copyright term. Such an assignment of the renewal term is effective, however, only if the assignor survives the original term. If he does not, his heirs will succeed to his share of the renewal rights; and, in such event, these heirs are not obligated by the assignment of the rights to the publisher to whom the original assignment was made unless they joined in the assignment. In addition, the 1998 Copyright Extension Act allows writers (or their heirs) to elect, after either a 35 or 40 year period as specified in the statute, to terminate a transfer of license or renewal within five years of the expiration.

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

      The Trust's former auditors evaluated the recasting of the adjustment to years to which it pertained and the Trust submitted a letter to EMI, which recasts the amount of future contingent royalty payment reductions from $275,000 claimed by EMI to $155,000. The revision does not include the unresolved contract issue of advance (EMI's position) versus entitlement (the Trust's position). The Trust has yet to receive a definitive response from EMI.

        In the quarter ended September 30, 2002, the amount paid to the Trust by EMI was net of approximately $244,000 of the balance of the adjustment claimed by EMI. The Trust believes that the deduction should have been reduced by approximately $120,000.

        The Trust received additional royalties from EMI on December 31, 2001 relating to the quarters ended September 30, 2001 and December 31, 2001. The Trust made distributions based upon the additional royalties from EMI in January 2002 after complying with the NASDAQ distribution notification requirements. In January 2002, the Trust made the distribution to unit holders of $278,844 ($1.00 per unit), as well as paying Trustee fees, printing and legal and professional fees totaling $56,156, (of which approximately $33,000 relates to the EMI matter previously discussed), resulting in undistributed cash of $44 at the end of January. These distributions and administrative fees are reported in the Trust's 2002 fiscal year. For federal income tax purposes, the January 2002 distribution of cash received in 2001 will be includable in the unit holder's 2001 taxable income.

        In March 2003, the Trust notified EMI of possible errors made in computing the contingent payment to the Trust in two quarters over the past three years. The amount being claimed by the Trust as owing in connection with these errors aggregated approximately $60,000. The dispute regarding this amount has been amicably resolved in EMI's favor.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.

Item 4.        Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

            As of the date of this Report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures under the supervision and with the participation of the Trust's management, including the chief financial individual providing accounting services and the trust officer of the corporate trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the corporate trustee concluded that the Trust's disclosure controls and procedures are effective.

            Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Trust's reports filed under that Act is accumulated and communicated to management, including the chief financial individual providing accounting services and the trust officer of the corporate trustee, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

                Items 1 through 5, inclusive, are not applicable.

Item 6 Exhibits and Reports on Form 8-K

      (a) Documents Filed As Part of This Report

                   EXHIBIT NO.                           DESCRIPTION
                   -----------                           -----------
                       31.1        Certification of the chief financial individual
                                   providing accounting services (filed herewith)
                       31.2        Certification of the trust officer of the corporate
                                   trustee (filed herewith)
                       32.1*       Certification pursuant to 18 U.S.C. Section 1350(a), (b)
                                   (furnished herewith)*

* The information furnished in Exhibit 32.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

      (b) Reports on Form 8-K

          None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                    MILLS MUSIC TRUST
                                                 ----------------------
                                                      (Registrant)

Date:   August 13, 2003                   By:  /s/ Marcia Markowski
       ----------------------                  ------------------------
                                               HSBC Bank USA
                                               Corporate Trustee