Form 10-Q
period 2003-09-30
MILLS MUSIC TRUST
filed 2003-11-13
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 2003         COMMISSION FILE NUMBER: 2-22997

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

                                 YES [X] NO [ ]

NUMBER OF TRUST UNITS OUTSTANDING AS OF OCTOBER 31, 2003                277,712
                                                                       ---------

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                   (UNAUDITED)


                                   Three Months Ended                 Nine Months Ended
                                      September 30                      September 30
                                -------------------------       ---------------------------
                                   2003            2002            2003            2002
                                ---------       ---------       -----------       ---------
Receipts:

Mills Music, Inc.               $ 421,478       $ 228,381       $ 1,020,865       $ 563,381

Miscellaneous                          16                                16

Undistributed cash at
beginning of the period                50              51                50         335,044

Disbursements-
administrative expenses           (39,262)        (29,015)         (133,269)       (139,758)*
                                ---------       ---------       -----------       ---------

Balance available for
distribution                      382,282         199,417           887,662         758,667

Cash distribution to unit
holders                           382,215         199,366           887,595         758,616**
                                ---------       ---------       -----------       ---------

Undistributed cash at end
of the period                   $      67       $      51       $        67       $      51
                                =========       =========       ===========       =========

Cash distribution per unit
(based on 277,712 units
outstanding)                    $    1.38       $     .72       $      3.20       $    2.73
                                =========       =========       ===========       =========

Pro forma                                                                         $    1.73
                                                                                  =========


      See accompanying Notes to Statements of Cash Receipts and Disbursements.

* Includes $56,156 of administrative expenses paid in January 2002 pertaining to 2001 income received December 31, 2001.

** Includes $278,844 distributed in January, 2002 pertaining to 2001 income received December 31, 2001. Pro-forma distribution per unit reflects the $278,844 as if it were distributed in 2001.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (CONTINUED)

                                   (UNAUDITED)

      The Declaration of Trust also provides, that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders.

Pursuant to these provisions, disbursements to related parties were made as follows for the three months and nine months ended September 30, 2003 and 2002.

                                   THREE MONTHS ENDED    NINE MONTHS ENDED,
                                      SEPTEMBER 30           SEPTEMBER 30
                                   ------------------    ------------------
                                     2003      2002        2003        2002
                                     ----      ----      ------      ------
HSBC Bank USA:

   Trustee Fees                      $625      $625      $1,875      $1,875

   Transfer agent and registrar      $ 31      $ 62      $  125      $  188


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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (CONTINUED)


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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.

Item 4.     Controls and Procedures

            Evaluation of Disclosure Controls and Procedures

            As of the end of the quarter covered by this Report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures under the supervision and with the participation of the Trust's management, including the chief financial individual providing accounting services and the trust officer of the corporate trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the corporate trustee concluded that the Trust's disclosure controls and procedures are effective.

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

                                         MILLS MUSIC TRUST
                                         -----------------
                                            (Registrant)


Date: November 13, 2003                  By:  /s/  Marcia Markowski
      -----------------                      ------------------------------
                                             HSBC Bank USA
                                             Corporate Trustee