Form 10-K
period 2003-12-31
MILLS MUSIC TRUST
filed 2004-03-30
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2003      Commission file number 2-22997


                                MILLS MUSIC TRUST
                                -----------------
             (Exact name of registrant as specified in its charter)

           New York                                      13-6183792
           --------                                      ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

c/o HSBC Bank USA, ISSUER SERVICES, 452 FIFTH AVENUE, NEW YORK,

                    NEW YORK,                             10018-2706
                    ---------                             ----------
    (Address of principal executive offices)              (Zip code)

0

Registrant's telephone number, including area code:  (212) 525-1349


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

                                                     YES [X]   NO [ ]
         As of March 15, 2004, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by non-affiliates was $10,330,886.

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

         The Declaration of Trust prohibits the Trust from engaging in any business; the Trust's sole activity is the receipt of the periodic installments of the purchase price and the distribution thereof (after payment of administrative expenses of the Trust) to the owners of units of beneficial interest in the Trust.

ITEM 2. PROPERTIES

         The administrative office of the Mills Music Trust is at HSBC Bank, USA, Issuer Services, 452 Fifth Avenue, New York, New York 10018. No expense is being charged or paid for the office space and office equipment that is being utilized by the Trust.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  NOT APPLICABLE

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2003 through 1999 are derived from the Trust's audited financial statements. The data set forth below should be read in conjunction with financial statements of the Trust and the notes thereto and management discussions and analysis appearing elsewhere herein.

                                                                          Cash                       Cash
         Year Ended                 Receipts From                   Distributions                  Distribution
         December 31,               Mills Music, Inc.               to Unit Holders                 Per Unit*
         ------------               -----------------               ---------------                 ---------
             2003                       $1,200,335                    $1,034,227                     $3.72

             2002                       $  820,124                    $  997,400                     $3.59
        Pro Forma (A)                                                                                $2.59

             2001                       $  912,562                    $  535,186                     $1.93
        Pro Forma (A)                                                                                $2.93

             2000                       $1,113,887                    $1,051,583                     $3.79

             1999                       $  915,168                    $  871,523                     $3.14

* Based on the 277,712 Trust Units outstanding

         (A) On December 31 2001 the Trust received an additional $335,000 of which in January 2002, the Trust paid administrative expenses of $56,156 and the remaining $278,844 was distributed to unit holders after complying with the required NASDAQ distribution notification period. Pro forma distribution per unit of $2.59 in 2002 and $2.93 in 2001 reflects the $278,844 as if it were distributed in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE TRUST'S RECEIPTS

         The Trust's receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the "nostalgia" appeal of older copyrighted songs.

         The Trust's contingent fee income over the last three years has averaged approximately $978,000 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.

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

         A listing of the top 50 money earning songs of the subject copyrighted songs of EMI (the current owner and administrative entity for the copyright materials) with the original copyright dates shown indicates that the copyright dates range from 1922 to 1962. This song listing indicates that no copyrights of the top 50 songs will reach the 95 year expiration within the next five years. The listing does not provide an indication of the percentage of income earned by each copyright to total income.

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

         The Trust's former auditors evaluated the recasting of the adjustment to years to which it pertains and the Trust submitted a letter to EMI, which recasts the amount of future contingent royalty payment reductions from $275,000 claimed by EMI to $155,000. The revision does not include the unresolved contract issue of advance (EMI's position) versus entitlement (the Trust's position). The Trust has yet to receive a response from EMI despite repeated requests.

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

ITEM 7A.  NOT APPLICABLE.


ITEM 8.  AUDITORS' REPORT AND FINANCIAL STATEMENTS

         The Auditors' reports and financial statements begin on page 8 and 9 of this report, respectively.

CORNICK, GARBER & SANDLER, LLP
Certified Public Accountants



                         INDEPENDENT AUDITORS' REPORT


THE TRUSTEES AND UNIT OWNERS
  MILLS MUSIC TRUST


     We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for each of the years in the two year period ended December 31, 2003. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 1, this financial statement was prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

     In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for each of the years in the two year period ended December 31, 2003, on the basis of accounting described in Note 1.


                                                (CORNICK, GARBER & SANDLER, LLP)
                                                 ------------------------------
                                                  CERTIFIED PUBLIC ACCOUNTANTS


NEW YORK, NEW YORK
FEBRUARY 27, 2004





                                      -8-

630 Third Avenue New York, NY 10017-6705   212 557-3900   Fax 212 557-3936
50 Charles Lindbergh Boulevard   Uniondale, NY 11553-3600   516 542-9030
Fax 516 542-9035

[BERDON LOGO]



                          INDEPENDENT AUDITORS' REPORT



To the Trustees and Unit Owners of
  Mills Music Trust


We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for the year ended December 31, 2001. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for the year ended December 31, 2001, on the basis of accounting described in
Note 1.


                                                   (BERDON LLP)
                                                   Certified Public Accountants


March 4, 2002



38424-1
                                      -9-

_______________________________________________________________________________

Berdon LLP          / Reply to:                    One Jericho Plaza
CPAs and Advisors   / 360 Madison Avenue           Jericho, NY 11753
                    / New York, NY 10017           Ph: 516.931.3100
                    / Ph: 212.832.0400             Fax: 516.931.0034
                    / Fax: 212.371.1159            www.BERDONLLP.com

IAPA International Association
     of Practicing Accountants

                                MILLS MUSIC TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                          YEARS ENDED DECEMBER 31, 2003

                                         2003                 2002               2001
                                         ----                 ----               ----
Receipts from EMI                    $ 1,200,335          $ 820,124          $ 912,562
Miscellaneous Receipts                        16
Undistributed Cash at Beginning
   of Year                                    50            335,044(A)              51
Disbursements -
   Administrative Expenses              (165,464)          (157,718)           (42,383)
                                     -----------          ---------          ---------
Balance Available for
   Distribution                        1,034,937            997,450            870,230
                                     -----------          ---------          ---------
Cash Distributions to Unit
   Holders                            (1,034,227)          (997,400)          (535,186)
Undistributed Cash at
   End of the year                   $       710(B)       $      50          $ 335,044(A)
                                     ===========          =========          =========
Cash Distributions Per Unit
  (based on the 277,712
   Trust Units Outstanding)          $      3.72          $    3.59          $    1.93
                                     ===========          =========          =========

Pro Forma cash distribution
   after giving effect to
   January 2002 distribution                  --          $    2.59(A)       $    2.93(A)
                                     ===========          =========          =========

      (A) See Note 4(c).

            The Trust does not prepare a balance sheet or a statement of cash flows.

            See accompanying Notes to Statement of Cash Receipts and Disbursements.

      (B) As of December 31, 2003, HSBC Bank had not paid of itself its fourth quarter trustee fee and expenses of $656. The fee and expenses were paid in January 2004.

                                MILLS MUSIC TRUST
              NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31,2003

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

The Declaration of Trust also provides, that if in the future any trustee performs unusual or extraordinary services, reasonable

                                MILLS MUSIC TRUST
              NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31,2003

NOTE 3.  RELATED PARTY TRANSACTIONS (Continued)

compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders.

      Pursuant to these provisions, disbursements were made as follows for the years ended December 31:

TRUSTEES                            2003       2002        2001
HSBC Bank USA                     $1,875      $2,500      $2,500
Bernard Fischman                     -0-         -0-       1,250
HSBC Bank USA as
registrar and transfer agent         125       4,432       4,508

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

After discussion between EMI, the Trust and the Trust's counsel, EMI remitted an additional amount which brought the total for each of the quarters ended September 30, 2001 and December 31, 2001 to the $167,500 minimum quarterly distributions. (See note 4(b)) EMI has taken the position that the additional distributions would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals. The Trust has taken the position that such minimum distributions are due regardless of the adjustment based upon the inclusion of gross royalty income of Related Companies as defined in

                                MILLS MUSIC TRUST
        NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31,2003

NOTE 4.  ROYALTIES (Continued)

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

      (b) The Trust received additional royalties from EMI on December 31, 2001 relating to the quarters ended September 30, 2001 and December 31, 2001. The Trust made distributions based upon its receipt of the additional royalties from EMI in January 2002, after complying with the NASDAQ distribution notification requirements. In January 2002, the Trust made the distribution to unit holders of $278,844 ($1.00 per unit), as well as paying Trustee fees, printing and legal and professional fees totaling $56,156, (of which approximately $33,000 relates to the EMI matter previously discussed), resulting in undistributed cash of $44 at the end of January. The distribution and administrative fees have been reported in the Trust's 2002 fiscal year. For federal income tax purposes, the January 2002 distribution of cash received in 2001 was includable in the unit holder's 2001 taxable income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On January 14, 2003, the Trustee received a letter of resignation of Berdon LLP, the Trust's independent auditors.

            The reports of Berdon LLP on the Trust's financial statements for the fiscal years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During such fiscal years and the subsequent interim periods through January 14, 2003, the Trustee had no disagreements with Berdon LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. In addition, there were no reportable events (as defined in Item 304 (a) (1) (v) of Regulation S-K) during these periods.

            The Trustee provided Berdon LLP with a copy of this disclosure regarding their resignation prior to filing the Trust's Interim Report on Form 8-K that reported their resignation. The Trustee requested that Berdon LLP furnish the Trust with a letter addressed to the Securities and Exchange Commission stating whether Berdon LLP agreed with such disclosures and, if not, stating the respects in which it did not agree. Berdon LLP's letter, dated January 22, 2003, confirming its agreement with such statements is attached as
Exhibit 16.1 and is incorporated in this Report by reference.

            The Trustee engaged Cornick, Garber & Sandler, LLP on January 24, 2003 to act as the Trust's independent auditors as successor to Berdon LLP. During the Trust's 2002 and 2001 fiscal years and the subsequent interim period through January 24, 2003, the Trust did not consult with Cornick, Garber & Sandler, LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Trust's financial statements, or (ii) any matter that was either the subject of disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or a reportable event (as defined in Item 304 (a) (1) (v) of Regulation S-K).

Item 9A   CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

            As of the end of the fiscal year covered by this Annual Report on Form 10-K, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) under the supervision and with the participation of the Trust's management, including the chief financial individual providing accounting services and the trust officer of the corporate trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the corporate trustee concluded that the Trust's disclosure controls and procedures are effective.

      (b) Changes in Internal Controls

            There have not been any changes in the Trust's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Trust's control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

      HSBC Bank USA is the Corporate Trustee of the Registrant. The Trustees serve until their removal, resignation, incapacity, or in the case of individual Trustees, their death. Bernard D. Fischman, the individual Trustee, died July 11, 2001 and has not been replaced.

      HSBC Bank USA or its predecessor Marine Midland Bank, has been the corporate trustee since February, 1965 and is a national banking association organized under the laws of the Unites States.

      The Trust has not adopted a code of ethics (as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934) governing its principal executive officer and principal financial officer as the Trust is managed by the Corporate Trustee and thus relies on the employees of the Corporate Trustee to abide by the codes of ethics established by the Corporate Trustee or its affiliates.

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

Cede & Co.
Fast Cod Balance
P.O. Box 20
Bowling Green Station
New York, New York 10004           155,487 Units                     55.99%

      (b) Security Ownership of Management

The present Trustee has no beneficial ownership in the Trust.

      (c) Changes in Control

      The Trustees know of no contractual arrangements which may result in a change in control of the Trust at a subsequent date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a) Remunerations of Directors and Officers

      The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of his duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 2003, pursuant to these provisions, HSBC Bank USA received $1,875 as their trustee fee; an additional $625 was paid in January 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

            Aggregate fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust's statement of cash receipts and disbursements for the years ended December 31, 2003 and 2002 included in this Annual Report and the review of interim financial statements included in quarterly reports on Form 10-Q and the review and audit of the application of new accounting pronouncements and SEC releases were $16,400 in total over the past two fiscal years.

      Audit-Related Fees

            Cornick, Garber & Sandler, LLP did not render any assurance and related services related to the performance of the audit or review of the Trust's statements of cash receipts and disbursements during the past two fiscal years.

Tax Fees

            Cornick, Garber & Sandler, LLP did not render any tax compliance, tax advice or tax planning services to the Trust during its past two fiscal years.

All Other Fees

            Cornick, Garber & Sandler, LLP has not rendered any other services to the Trust, other than the services described above, during the Trust's past two fiscal years.

            The Trust is not a corporate entity and thus does not have a n Audit Committee. The Trustee has established a pre-approval policy with regard to audit, audit-related and certain non-audit engagements by the Trust of its independent auditors. Under this policy, the Trustee annually pre-approves certain limited, specified recurring services which may be provided by the Trust's independent auditors, subject to maximum dollar limitations. All other engagements for services to be performed by the Trust's independent auditors must be separately pre-approved by the Trustee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

      1. FINANCIAL STATEMENTS                                   PAGE
Independent Auditors' Reports                                    8-9

Statement of cash receipts and disbursements -
  years ended December 31, 2003, 2002 and 2001                    10

Notes to statement of cash receipts and disbursements          11-13

     2.   FINANCIAL STATEMENT SCHEDULES                         None

     3.   EXHIBITS

            16.l(1) Letter, dated January 14, 2003 from Berdon LLP to the
                  Securities and Exchange Commission

            31.1 Certification of chief financial individual providing accounting services (filed herewith)

            31.2 Certification of trust officer for the corporate trustee (filed herewith)

            32.1 Certification of chief financial individual providing accounting services pursuant to 18 U.S.C. Section 1350 (furnished herewith)**

            32.2 Certification of trust officer for the corporate trustee pursuant to 18 U.S.C. Section 1350 (furnished herewith)**

            (1) Incorporated by reference to the Trust's Current Report on Form 8-K dated January 14, 2003, filed with the Commission on January 22, 2003 (File No. 2-22997).

      ** The information furnished in Exhibits 32.1 and 32.2 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2004                             Mills Music Trust
                                    ------------------------------
                                             (Registrant)



                                    By: /s/ Marcia Markowksi
                                        --------------------------
                                          HSBC Bank USA
                                          Corporate Trustee