Form 10-Q
period 2004-03-31
MILLS MUSIC TRUST
filed 2004-05-12
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTER ENDED MARCH 31, 2004 COMMISSION FILE NUMBER: 2-22997

                                MILLS MUSIC TRUST
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                                         13-6183792
------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


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

                             YES   X        NO

NUMBER OF TRUST UNITS OUTSTANDING AS OF MARCH 31, 2004    277,712

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

                                         Three Months Ended
                                              March 31
                                      ------------------------
                                        2004           2003
                                      ---------      ---------
Receipts from
EMI                                   $ 370,159      $ 392,844
Undistributed cash at beginning
of the period                               710             50

Disbursements- administrative
expenses                                (12,909)       (58,756)
                                      ---------      ---------
Balance available for
distribution                            357,960        334,138
Cash distribution to unit holders       357,915        334,088
                                      ---------      ---------
Undistributed cash at end of the
period                                $      45      $      50
                                      =========      =========
Cash distribution per unit (based
on 277,712 units outstanding)         $    1.29      $    1.20
                                      =========      =========



See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

NOTE 1. ACCOUNTING POLICIES AND GENERAL INFORMATION

      Mills Music Trust (the "Trust") was created in 1964 for the purpose of acquiring the rights to receive payment of a deferred contingent purchase price contract obligation payable by EMI (the current owner and administrative entity for the copyright materials). The contingent payments are determined quarterly and are based on a formula which takes into account gross royalty income paid to composers, authors and others, and less amounts deducted by EMI in accordance with contract terms.

      Payments from EMI to the Trust are due in March, June, September and December and include net royalty income received during the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the unit holders after payment of expenses.

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (CONTINUED)

                                   (UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

      Pursuant to these provisions, disbursements were made as follows for the three months ended March 31, 2004 and 2003:

                                     2004     2003
                                     ----     ----
Trustee Fees:
HSBC Bank USA                       $1,250*    $625

HSBC Bank USA

   Transfer agent and registrar        -0-     $ 63


*     includes $625 relating to fourth quarter of 2003

NOTE 4. ROYALTIES

      (a) In 2001 EMI charged the Trust with an adjustment for certain costs relating to copyright renewals incurred over several years and a retroactive adjustment relating to a recent court decision, which negatively affected all holders of U.S. copyrights.

            That adjustment resulted in no amounts owing for two quarters in 2001. However, EMI remitted $167,500 for each of those quarters as the minimum quarterly distributions.

            EMI has taken the position that the additional distributions to make up the $167,500 minimums would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals. The Trust has taken the position that such minimum distributions are due regardless based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. If EMI's position is correct, then future income of the Trust will be impacted by the amount of such advances.

            The Trust's former auditors evaluated a recasting of the adjustment to years to which it pertained and the Trust submitted a letter to EMI, which recasts the amount of future contingent royalty payment reductions from $275,000 claimed by EMI to $155,000. The revision does not include the unresolved contract issue of advance (EMI's position) versus entitlement (the Trust's position). The Trust has yet to receive a response from EMI despite repeated requests.

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

      A listing of the top 50 money earning songs of the subject copyrighted songs of EMI (the current owner and administrative entity for the copyright materials) with the original copyright dates shown, indicates that the copyright dates range from 1922 to 1962. This song listing indicates that no copyrights of the top 50 songs will reach the 95 year expiration within the next five years. The listing does not provide an indication of the percentage of income earned by each copyright to total income.

      The Trust cannot determine EMI's ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.

      In 2001 EMI charged the Trust with an adjustment for certain costs relating to copyright renewals incurred over several years and a retroactive adjustment relating to a recent court decision, which negatively affected all holders of U.S. copyrights.

      That adjustment resulted in no amounts owing for two quarters in 2001. However, EMI remitted $167,500 for each of those quarters as the minimum quarterly distributions.

      EMI has taken the position that the additional distributions to make up the $167,500 minimums would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals. The Trust has taken the position that such minimum distributions are due regardless based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. If EMI's position is correct, then future income of the Trust will be impacted by the amount of such advances.

      The Trust's former auditors evaluated a recasting of the adjustment to years to which it pertained and the Trust submitted a letter to EMI, which recasts the amount of future contingent royalty payment reductions from $275,000 claimed by EMI to $155,000. The revision does not include the unresolved contract issue of advance (EMI's position) versus entitlement (the Trust's position). The Trust has yet to receive a response from EMI despite repeated requests.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 4.  Controls and Procedures

      (a)   Evaluation of Disclosure Controls and Procedures

            As of the end of the fiscal year covered by this Quarterly Report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) under the supervision and with the participation of the Trust's management, including the chief financial individual providing accounting services and the trust officer of the corporate trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the corporate trustee concluded that the Trust's disclosure controls and procedures are effective.

      (b)   Changes in Internal Controls

            There have not been any changes in the Trust's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal period covered by this Quarterly that have materially affected, or are reasonably likely to materially affect, the Trust's control over financial reporting.

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

Item 6   Exhibits and Reports on Form 8-K

      (a)   Documents Filed As Part of This Report

        EXHIBIT NO.                  DESCRIPTION
        -----------                  -----------

         31.1 Certification of the chief financial individual providing accounting services (filed herewith)

         31.2 Certification of the trust officer of the corporate trustee (filed herewith)

         32.1 Certification of Chief financial individual providing accounting services pursuant to 18 U.S.C.Section 1350 (furnished herewith)*

         32.2 Certification of trust officer for the corporate trustee pursuant to 18 U.S.C.Section 1350 (furnished herewith)*

            * The information furnished in Exhibits 32.1 and 32.2 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                           MILLS MUSIC TRUST
                                                          -----------------
                                                             (Registrant)

Date: May 12, 2004                                 By:
      --------------------------------------         ---------------------------
                                                         HSBC Bank USA
                                                         Corporate Trustee