Form 10-Q
period 2004-06-30
MILLS MUSIC TRUST
filed 2004-08-10
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED JUNE 30, 2004     COMMISSION FILE NUMBER: 2-22997

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

                              YES [X]         NO [ ]

NUMBER OF TRUST UNITS OUTSTANDING AS OF JUNE 30, 2004  277,712
                                                       -------

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

                                            Three Months Ended                 Six Months Ended
                                                 June 30                         June 30
                                        -------------------------       -------------------------
                                          2004             2003           2004            2003
                                        ---------       ---------       ---------       ---------
Receipts:
From EMI                                $ 172,630       $ 206,543       $ 542,789       $ 599,387

Undistributed cash at
beginning of the period                        45              50             710              50

Disbursements-
administrative expenses                   (37,449)        (35,251)        (50,358)        (94,007)
                                        ---------       ---------       ---------       ---------
Balance available for
distribution                              135,226         171,342         493,141         505,430

Cash distribution to unit
holders                                   135,190         171,292         493,105         505,380
                                        ---------       ---------       ---------       ---------

Undistributed cash at end
of the period                           $      36       $      50       $      36       $      50
                                        =========       =========       =========       =========
Cash distribution per unit
(based on 277,712 units
outstanding)                            $     .49       $     .62       $    1.78       $    1.82
                                        =========       =========       =========       =========


    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (CONTINUED)

                                   (UNAUDITED)

Pursuant to these provisions, disbursements to related parties were made as follows for the three months and six months ended June 30, 2004 and 2003.

                    Three Months Ended        Six Months Ended
                          June 30                  June 30
                    ------------------      -------------------
                     2004        2003        2004         2003
                    ------      ------      ------       ------
HSBC Bank USA:
  Trustee Fees      $  625      $  625      $1,875*      $1,250

  Transfer agent
    and registrar   $  -0-      $   32      $   -0-      $   95

----------
* Includes $625 relating to fourth quarter 2003.

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (CONTINUED)

                                   (UNAUDITED)

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

      The copyright laws provide that renewals vest in any person who is entitled under the rules of statutory succession to the renewal and extension of the copyright at the time the application to renew is made. If no renewal is made, renewals vest in any person entitled under the rules of statutory extension as of the last day of the original term of copyright to the renewal and extension of copyright. The writer (and not the publisher to whom the copyright was originally assigned) owns the renewal right. The laws name specified classes of persons (the writer's wife, his children, etc.) who will succeed to the renewal right if the writer dies before the end of the original term. The Act does not distinguish between composers and lyricists. However, if the composer and lyricist are not the same, each owns a portion of the renewal rights. The composer and the lyricist may assign their respective interests in the renewal rights to a publisher at the time of the assignment of the original copyright term. Such an assignment of the renewal term is effective, however, only if the assignor survives the original term. If he does not, his heirs will succeed to his share of the renewal rights, and, in such event, these heirs are not obligated by the assignment of the rights to the publisher to whom the original assignment was made unless they joined in the assignment. In addition, the 1998 Copyright Extension Act allows writers (or their heirs) to elect, after either a 35 or 40 year period as specified in the statute, to terminate a transfer of license or renewal within five years of the expiration.

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

Item 4.  Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this Quarterly Report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) under the supervision and with the participation of the Trust's management, including the chief financial individual providing accounting services and the trust officer of the corporate trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the corporate trustee concluded that the Trust's disclosure controls and procedures are effective.

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

Item 6  Exhibits and Reports on Form 8-K

      (a) Documents Filed As Part of This Report

          EXHIBIT
             NO.                      DESCRIPTION
          -------                     -----------

           31.1 Certification of the chief financial individual providing accounting services (filed herewith)

           31.2     Certification of the trust officer of the corporate trustee
                    (filed herewith)

           32.1 Certification of Chief financial individual providing accounting services pursuant to 18 U.S.C. Section 1350
                    (furnished herewith)*

                    Certification of trust officer for the corporate trustee
           32.2     pursuant to 18 U.S.C. Section 1350 (furnished herewith)*

----------
* The information furnished in Exhibits 32.1 and 32.2 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.



      (b) Reports on Form 8-K

          None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                  MILLS MUSIC TRUST
                                                  -----------------
                                                     (Registrant)


Date: August 4, 2004                              By: /s/ Marcia Markowski
      --------------                                  ----------------------
                                                      HSBC Bank USA
                                                      Corporate Trustee