Form 10-Q
period 2004-09-30
MILLS MUSIC TRUST
filed 2004-11-10
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004         COMMISSION FILE NUMBER: 2-22997

                                MILLS MUSIC TRUST
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        NEW YORK                                          13-6183792
--------------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

C/O HSBC BANK USA NATIONAL ASSOCIATION, CORPORATE TRUST
--------------------------------------------------------------------------------

452 FIFTH AVENUE, NEW YORK, NY                             10018-2708
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       (212) 525-1349

INDICATE BY CHECK-MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES [X] NO[ ]

INDICATE BY CHECK-MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER.

                                  YES [ ] NO[X]

NUMBER OF TRUST UNITS OUTSTANDING AS OF SEPTEMBER 30, 2004  277,712

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)

                               Three Months Ended          Nine Months Ended
                                  September 30               September 30
                                  ------------               ------------
                               2004         2003          2004           2003
                               ----         ----          ----           ----
Receipts:
From EMI                     $ 481,610    $ 421,478    $ 1,024,399    $ 1,020,865

Miscellaneous                        -           16              -             16

Undistributed cash at
beginning of the
period                              36           50            710             50

Disbursements-
administrative
expenses                       (18,432)     (39,262)       (68,790)      (133,269)
                             ---------    ---------    -----------    -----------
Balance available for
distribution                   463,214      382,282        956,319        887,662

Cash distribution to
unit holders                   463,167      382,215        956,272        887,595
                             ---------    ---------    -----------    -----------
Undistributed cash at
end of the period            $      47    $      67    $        47    $        67
                             =========    =========    ===========    ===========
Cash distribution per
unit (based on
277,712 units
outstanding)                 $    1.67    $    1.38    $      3.97    $      3.20
                             =========    =========    ===========    ===========

    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
              NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

NOTE 3. RELATED PARTY TRANSACTIONS

      The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of their duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA National Association, the corporate trustee, also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units).

The Declaration of Trust also provides, that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders.

                                MILLS MUSIC TRUST
              NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (CONTINUED)

                                   (UNAUDITED)

Pursuant to these provisions, disbursements to related parties were made as follows for the three months and nine months ended September 30, 2004 and 2003.

                               Three Months Ended         Nine Months Ended
                                  September 30               September 30
                                  ------------               ------------
                               2004         2003         2004        2003
                               ----         ----         ----        ----
HSBC Bank USA
National Association:
     Trustee Fees           $      625   $      625   $    1,875*  $    1,875

     Transfer agent
       and registrar fees   $    9,375            -   $    9,375            -

     Administrative fee     $       31   $       31   $       31   $      125

* Includes $625 relating to fourth quarter 2003.

NOTE 4. ROYALTIES

      (a) In 2001 EMI charged the Trust with an adjustment for certain costs relating to copyright renewals incurred over several years and a retroactive adjustment relating to a then recent court decision, which negatively affected all holders of U.S. copyrights.

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

                                MILLS MUSIC TRUST
              NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (CONTINUED)

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

      The copyright laws provide that renewals vest in any person who is entitled under the rules of statutory succession to the renewal and extension of the copyright at the time the application to renew is made. If no renewal is made, renewals vest in any person entitled under the rules of statutory succession as of the last day of the original term of copyright to the renewal and extension of copyright. The writer (and not the publisher to whom the copyright was originally assigned) owns the renewal right. The laws name specified classes of persons (the writer's wife, his children, etc.) who will succeed to the renewal right if the writer dies before the end of the original term. The Act does not distinguish between composers and lyricists. However, if the composer and lyricist are not the same, each owns a portion of the renewal rights. The composer and the lyricist may assign their respective interests in the renewal rights to a publisher at the time of the assignment of the original copyright term. Such an assignment of the renewal term is effective, however, only if the assignor survives the original term. If he does not, his heirs will succeed to his share of the renewal rights, and, in such event, these heirs are not obligated by the assignment of the rights to the publisher to whom the original assignment was made unless they joined in the assignment. In addition, the 1998 Copyright Extension Act allows writers (or their heirs) to elect, after either a 35 or 40 year period as specified in the statute, to terminate a transfer of license or renewal within five years of the expiration.

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

      In 2001 EMI charged the Trust with an adjustment for certain costs relating to copyright renewals incurred over several years and a retroactive adjustment relating to a then recent court decision, which negatively affected all holders of U.S. copyrights.

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

Item 4. Controls and Procedures

      (a)   Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this Quarterly Report, the Truscarried out an evaluation of the effectiveness of the design and operation of the Trust's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) under the supervision and with the participation of the Trust's management, including the chief financial individual providing accounting services and the trust officer of the corporate trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the corporate trustee concluded that the Trust's disclosure controls and procedures are effective.

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

Item 6      Exhibits and Reports on Form 8-K

      (a)   Documents Filed As Part of This Report

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
  31.1        Certification of the chief financial individual providing
              accounting services (filed herewith)

  31.2        Certification of the trust officer of the corporate trustee
              (filed herewith)

  32.1 Certification of Chief financial individual providing accounting services pursuant to 18 U.S.C. Section 1350
              (furnished herewith)*

  32.2 Certification of trust officer for the corporate trustee pursuant to 18 U.S.C. Section 1350 (furnished herewith)*

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

                                    MILLS MUSIC TRUST
                                    -----------------
                                       (Registrant)

Date: November 9, 2004              By: Marcia Markowski
     ---------------------              -------------------------
                                        HSBC Bank USA
                                        National Association
                                        Corporate Trustee