Form 10-K
period 2004-12-31
MILLS MUSIC TRUST
filed 2005-03-29
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004       Commission file number 2-22997

                               MILLS MUSIC TRUST
             (Exact name of registrant as specified in its charter)

          New York                                                    13-6183792
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

c/o HSBC Bank USA, National Association, Corporate Trust,
 452 FIFTH AVENUE, NEW YORK, NEW YORK                               10018-2706
--------------------------------------------------------------------------------
    (Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code:               (212) 525-1349

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

                                    YES [X] NO [ ]

      Indicate by checkmark whether the registrant is an accelerated filer.

                                    YES [ ] NO [X]

      As of March 17, 2005, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by non-affiliates was $11,108,000.

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

      The Asset Purchase Agreement provides that the obligation to make payments will terminate on the last day of the year in which the last purchased copyright, or a renewal thereof, expires and cannot be renewed. When the existing copyrights begin to expire, the size of each payment through the year 2009 will become increasingly dependent on the success in which New Mills has in acquiring and exploiting new copyrights.

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

ITEM 2. PROPERTIES

      The administrative office of the Mills Music Trust is at HSBC Bank, USA, National Association, Corporate Trust, 452 Fifth Avenue, New York, New York 10018. No expense is being charged or paid for the office space and office equipment that is being utilized by the Trust.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM 5. NOT APPLICABLE

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2004 through 2000 are derived from the Trust's audited financial statements. The data set forth below should be read in conjunction with financial statements of the Trust and the notes thereto and management discussions and analysis appearing elsewhere herein.

                                    Cash            Cash
Year Ended     Receipts From    Distributions    Distribution
December 31,       EMI         to Unit Holders   Per Unit*
------------   -------------   ---------------   ------------
     2004       $ 1,234,485     $ 1,152,464      $      4.15

     2003       $ 1,200,335     $ 1,034,227      $      3.72

     2002       $   820,124     $   997,400      $      3.59
Pro Forma (A)                                    $      2.59

     2001       $   912,562     $   535,186      $      1.93
Pro Forma (A)                                    $      2.93

     2000       $ 1,113,887     $ 1,051,583      $      3.79

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

      The Trust's contingent fee income over the last three years has averaged approximately $1,085,000 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.

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

      A recent listing of the top 50 money earning songs of the subject copyrighted songs of EMI (the current owner and administrative entity for the copyright materials) with the original copyright dates shown indicates that the copyright dates range from 1922 to 1962. This song listing indicates that no copyrights of the top 50 songs will reach the 95 year expiration within the next five years. The listing does not provide an indication of the percentage of income earned by each copyright to total income.

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

      The Trust's former auditors evaluated a recasting of the adjustment to years to which it pertained and the Trust submitted a letter to EMI, which recasted the amount of future contingent royalty payment reductions from $275,000 claimed by EMI to $155,000. The revision does not include the unresolved contract issue of advance (EMI's position) versus entitlement (the Trust's position). The Trust has yet to receive a response from EMI despite repeated requests.

ITEM 7A. NOT APPLICABLE

ITEM 8.  AUDITORS' REPORT AND FINANCIAL STATEMENTS

      The Auditors' reports and financial statements begin on page 7 of this report.

                          INDEPENDENT AUDITORS' REPORT

THE TRUSTEES AND UNIT OWNERS
  MILLS MUSIC TRUST

      We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for each of the years in the three year period ended December 31, 2004. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

      In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for each of the years in the three year period ended December 31, 2004, on the basis of accounting described in Note 1.

                                               Cornick, Garber & Sandler, LLP
                                               ____________________________
                                               CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
MARCH 21, 2005

                                MILLS MUSIC TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2004

                                                                                    2004              2003           2002
                                                                                -------------    -------------    -----------
Receipts from EMI                                                               $   1,234,485    $   1,200,335    $   820,124

Miscellaneous Receipts                                                                                      16

Undistributed Cash at Beginning of Year                                                   710               50        335,044(A)

Disbursements - Administrative Expenses                                               (82,683)        (165,464)      (157,718)
                                                                                -------------    -------------    -----------

Balance Available for Distribution                                                  1,152,512        1,034,937        997,450

Cash Distributions to Unit Holders                                                 (1,152,464)      (1,034,227)      (997,400)
                                                                                -------------       ----------    -----------
Undistributed Cash at End of the year                                           $          48    $         710(B) $        50
                                                                                =============    =============    ===========

Cash Distributions Per Unit based on the 277,712 Trust Units Outstanding)       $        4.15    $        3.72    $      3.59
                                                                                =============    =============    ===========
Pro Forma cash distribution after giving effect to January 2002 distribution                -                -    $      2.59(A)
                                                                                =============    =============    ===========

(A) See Note 4(b).

(B) As of December 31, 2003, HSBC Bank had not paid of itself its fourth quarter trustee fee and expenses of $656. The fee and expenses were paid in January 2004.

The Trust does not prepare a balance sheet or a statement of cash flows.

See accompanying Notes to Statement of Cash Receipts and Disbursements.

                               MILLS MUSIC TRUST
             NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                      THREE YEARS ENDED DECEMBER 31, 2004

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

                               MILLS MUSIC TRUST
       NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 31, 2004

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

      Pursuant to these provisions, disbursements were made as follows for the three years ended December 31:

TRUSTEES                                           2004       2003     2002
--------                                          -------   -------   -------
HSBC Bank USA
National Association:

Trustee fees                                      $ 3,125*  $ 1,875   $ 2,500
Transfer agent and registrar fees                  13,125               4,432

Administrative fees                                     -       125       250

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

                               MILLS MUSIC TRUST
       NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 31, 2004

NOTE 4. ROYALTIES (Continued)

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

         NONE

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this Report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) under the supervision and with the participation of the Trust's management, including the chief financial individual providing accounting services and the trust officer of the corporate trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the corporate trustee concluded that the Trust's disclosure controls and procedures are effective.

      (b) Changes in Internal Controls

            There have not been any changes in the Trust's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal period covered by this annual report on Form 10 K that have materially affected, or are reasonably likely to materially affect, the Trust's control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

      HSBC Bank USA is the Corporate Trustee of the Trust. The Trustees serve until their removal, resignation, incapacity, or in the case of individual Trustees, their death.

      HSBC Bank USA National Association or its predecessor Marine Midland Bank, has been the corporate trustee since February, 1965 and is a national banking association organized under the laws of the United States.

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

ITEM 11. EXECUTIVE COMPENSATION (See Item 13)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Security Ownership of Certain Beneficial Owners

      To the best knowledge of the Trustees, the only persons who beneficially own more than 5% of the Trust Units are as follows:

                                                              PERCENT
NAME AND ADDRESS OF                          NUMBER OF       OF UNITS
BENEFICIAL OWNER                            UNITS OWNED     OUTSTANDING
-------------------                         ------------    -----------
MPL Communications, Ltd.
39 West 54th Street
New York, New York 10019                    79,609 Units       28.67%

Arnholt and S. Bleichroeder,
Advisors, LLC
1345 Avenue of the Americas
New York, New York 10105                    34,924 Units       12.58%

      Based on statement filed with the SEC pursuant to Section 13 (d) or 13 (g) of the Act.

      (b) Security Ownership of Management

The present Trustee has no beneficial ownership in the Trust.

      (c) Changes in Control

      The Trustees know of no contractual arrangements, which may result in a change in control of the Trust at a subsequent date.

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

Accordingly, HSBC Bank USA also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 2004, pursuant to these provisions, HSBC Bank USA National Association received $3,125 as their trustee fee; including $625 applicable to 2003 that was paid in January 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

            Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust's statement of cash receipts and disbursements and the review of interim financial statements included in the quarterly reports on Form 10-Q aggregated $13,250 and $13,000 in 2004 and 2003, respectively.

      Audit-Related Fees

            NONE

      Tax Fees

            Fees paid to Cornick, Garber & Sandler, LLP for tax advice aggregated $3,150 in 2003.

      All Other Fees

            NONE

            The Trust is not a corporate entity and thus does not have an Audit Committee. The Trustee has established a pre-approval policy with regard to audit, audit-related and certain non-audit engagements by the Trust of its independent auditors. Under this policy, the Trustee annually pre-approves certain limited, specified recurring services which may be provided by the Trust's independent auditors, subject to maximum dollar limitations. All other engagements for services to be performed by the Trust's independent auditors must be separately pre-approved by the Trustee.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS                                                PAGE
Independent Auditors' Reports                                            7

Statement of cash receipts and disbursements -
 years ended December 31, 2004, 2003 and 2002                            8

Notes to statement of cash receipts and disbursements                  9-11

2. FINANCIAL STATEMENT SCHEDULES                                       None

3. EXHIBITS                                                            None

      4.1   Declaration of Trust dated as of December 31, 1964

      4.2   Asset purchase agreement dated December 5, 1964

                   16.1(1) Letter, dated January 14, 2003 from Berdon LLP to the
            Securities and Exchange Commission

      31.1 Certification of chief financial individual providing accounting services (filed herewith)

      31.2 Certification of trust officer for the corporate trustee (filed herewith)

      32.1 Certification of chief financial individual providing accounting services pursuant to 18 U.S.C. Section 1350 (furnished herewith)**

      32.2 Certification of trust officer for the corporate trustee pursuant to 18 U.S.C. Section 1350 (furnished herewith)**

      (1) Incorporated by reference to the Trust's Current Report on Form 8-K dated January 14, 2003 (File No. 2-22997).

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

March 29, 2005                          By:  /s/ Marcia Markowski
                                             ----------------------------------