Form 10-K/A
period 2004-12-31
MILLS MUSIC TRUST
filed 2005-04-13
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-K 1A NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004       Commission file number 2-22997

                                MILLS MUSIC TRUST
(Exact name of registrant as specified in its charter)

          New York                                               13-6183792
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

c/o HSBC Bank USA, National Association, Corporate Trust,
452 FIFTH AVENUE, NEW YORK, NEW YORK                                  10018-2706
--------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code:               (212) 525-1349
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                     CHANGES IN AMENDED FILING OF FORM 10-K

      Our annual report on Form 10-K for the year ended December 31, 2004 is being amended and refilled in its entirety to reflect the inclusion of an updated version of our independent auditors' report which can be found under
Item 8 in this report.

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

                                    Cash           Cash
 Year Ended    Receipts From   Distributions   Distribution
December 31,       EMI        to Unit Holders   Per Unit*
------------   -------------  ---------------  ------------
     2004      $   1,234,485    $1,152,464         $4.15
     2003      $   1,200,335    $1,034,227         $3.72
     2002      $     820,124    $  997,400         $3.59
Pro Forma (A)                                      $2.59
     2001      $     912,562    $  535,186         $1.93
Pro Forma (A)                                      $2.93

     2000      $   1,113,887    $1,051,583         $3.79

* Based on the 277,712 Trust Units outstanding

      (A) On December 31, 2001 the Trust received an additional $335,000 of which in January 2002, the Trust paid administrative expenses of $56,156 and the remaining $278,844 was distributed to unit holders after complying with the required NASDAQ distribution notification period. Pro forma distribution per unit of $2.59 in 2002 and $2.93 in 2001 reflects the $278,844 as if it were distributed in 2001.

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

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

THE TRUSTEES AND UNIT OWNERS
  MILLS MUSIC TRUST

      We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for each of the years in the three year period ended December 31, 2004. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audit.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                                  CORNICK, GARBER & SANDLER, LLP
                                                  ------------------------------
                                                  CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
MARCH 21, 2005

                                MILLS MUSIC TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2004

                                       2004          2003              2002
                                   -----------    -----------       -----------
Receipts from EMI                  $ 1,234,485    $ 1,200,335       $   820,124
Miscellaneous Receipts                                     16

Undistributed Cash at Beginning
   of Year                                 710             50           335,044(A)

Disbursements -
   Administrative Expenses             (82,683)      (165,464)         (157,718)
                                   -----------    -----------       -----------

Balance Available for                1,152,512      1,034,937           997,450
   Distribution

Cash Distributions to Unit
   Holders                          (1,152,464)    (1,034,227)         (997,400)
                                   -----------    -----------       -----------
Undistributed Cash at
   End of the year                 $        48    $       710(B)    $        50
                                   ===========    ===========       ===========

Cash Distributions Per Unit
   based on the 277,712
   Trust Units Outstanding)        $      4.15    $      3.72       $      3.59
                                   ===========    ===========       ===========

Pro Forma cash distribution
   after  giving effect to January
   2002 distribution                         -              -       $      2.59(A)
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

                                MILLS MUSIC TRUST
       NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 2004

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

      Pursuant to these provisions, disbursements were made as follows for the three years ended December 31:

TRUSTEES                                           2004        2003     2002
                                                  -------    -------   -------
HSBC Bank USA
National Association:

Trustee fees                                      $ 3,125*   $ 1,875   $ 2,500
Transfer agent
and registrar fees                                 13,125                4,432

Administrative fees                                     -        125       250

*Includes $625 relating to fourth quarter 2003.

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

ITEM 11. EXECUTIVE COMPENSATION (See Item 13)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)         Security Ownership of Certain Beneficial Owners

      To the best knowledge of the Trustees, the only persons who beneficially own more than 5% of the Trust Units are as follows:

                                                             PERCENT
NAME AND ADDRESS OF                  NUMBER OF              OF UNITS
BENEFICIAL OWNER                    UNITS OWNED            OUTSTANDING
----------------------------        ------------           -----------
MPL Communications, Ltd.
39 West 54th Street
New York, New York 10019            79,609 Units              28.67%

Arnholt and S. Bleichroeder,
Advisors, LLC
1345 Avenue of the Americas
New York, New York 10105            34,924 Units              12.58%

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE
1. FINANCIAL STATEMENTS
Independent Auditors' Reports                                              7

Statement of cash receipts and disbursements -
years ended December 31, 2004, 2003 and 2002                               8

Notes to statement of cash receipts and disbursements                   9-11

2. FINANCIAL STATEMENT SCHEDULES                                        None

3. EXHIBITS                                                             None

      4.1     Declaration of Trust dated as of December 31, 1964 (2)

      4.2     Asset purchase agreement dated December 5, 1964 (2)

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

      31.2 Certification of trust officer for the corporate trustee (filed herewith)

      32.1 Certification of chief financial individual providing accounting services pursuant to 18 U.S.C. Section 1350 (furnished herewith)**

      32.2 Certification of trust officer for the corporate trustee pursuant to 18 U.S.C. Section 1350 (furnished herewith)**

      (1) Incorporated by reference to the Trust's Current Report on Form 8-K dated January 14, 2003 (File No. 2-22997).

      (2) Incorporated by reference to the Trust's Annual Report on Form 10K dated March 29, 2005 (File No. 000-02123)

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

April 12, 2005                                  Mills Music Trust

                                           By: /s/ MARCIA MARKOWSKI
                                               --------------------