Form 10-Q
period 2005-03-31
MILLS MUSIC TRUST
filed 2005-05-13
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2005      COMMISSION FILE NUMBER: 2-22997
                                                                  -------

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


C/O HSBC BANK USA, N.A., CORPORATE TRUST, 452 FIFTH AVENUE, NEW YORK, NY 10018-2706
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

                                    YES   X         NO
                                         ---           -------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILES.

                                    YES                NO   X
                                         ------           -----

NUMBER OF TRUST UNITS OUTSTANDING SHARES AT MARCH 31, 2005    277,712
                                                             ---------

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                   (UNAUDITED)

                                            Three Months Ended
                                                 March 31
                                         2005              2004
                                         ----              ----
Receipts from
EMI.                                   $ 406,555       $ 370,159

Undistributed cash at beginning
of the period                                 48             710

Disbursements-administrative
expenses                                 (11,317)        (12,909)
                                       ---------       ---------


Balance available for
distribution                             395,286         357,960

Cash distribution to unit holders        395,239         357,915
                                       ---------       ---------
Undistributed cash at end of the
period                                 $      47       $      45
                                       =========       =========

Cash distribution per unit (based
on 277,712 units outstanding)          $    1.42       $    1.29
                                       =========       =========


See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (CONTINUED)

                                   (UNAUDITED)

NOTE 3.  RELATED PARTY TRANSACTIONS (Continued)

     Pursuant to these provisions, disbursements to related parties were made as follows for the three months ended March 31, 2005 and 2004:

                                            2005             2004
                                            ----             ----
     HSBC Bank USA:

     Trustee Fees:                          $625             $1,250*

     Transfer agent and registrar           3,750             -0-
     Administrative Fees                     -0-                63

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

     A listing of the top 50 money earning songs of the subject copyrighted songs of EMI (the current owner and administrative entity for the copyright materials) indicates that the copyright dates range from 1922 to 1962. This song listing indicates that no copyrights of the top 50 songs will reach the 95 year expiration within the next five years. The listing does not provide an indication of the percentage of income earned by each copyright to total income.

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



                                                      MILLS MUSIC TRUST
                                                      -----------------
                                                         (Registrant)

Date: May 12, 2005                              By: /s/ Marcia Markowski
      -----------------------                      -----------------------------
                                                           HSBC Bank USA
                                                           Corporate Trustee