Form 10-Q
period 2005-06-30
MILLS MUSIC TRUST
filed 2005-08-12
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005              COMMISSION FILE NUMBER: 2-22997

                                MILLS MUSIC TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW YORK                                         13-6183792
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

           C/O HSBC BANK USA,
  N/A CORPORATE TRUST ISSUER SERVICES,
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

                               YES   X   NO
                                   -----    -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILES.

                               YES       NO   X
                                   -----    -----

NUMBER OF TRUST UNITS OUTSTANDING AS OF JUNE 30, 2005   277,712

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                   (UNAUDITED)

                                    Three Months Ended     Six Months Ended
                                         June 30               June 30
                                   -------------------   -------------------
                                     2005       2004       2005       2004
                                   --------   --------   --------   --------
Receipts:
From EMI                           $302,104   $172,630   $708,659   $542,789
Undistributed cash at beginning
   of the period                         47         45         48        710
Disbursements-administrative
   expenses                         (18,976)   (37,449)   (30,293)   (50,358)
                                   --------   --------   --------   --------
Balance available for
   distribution                     283,175    135,226    678,414    493,141
Cash distribution to unit
   holders                          283,127    135,190    678,366    493,105
                                   --------   --------   --------   --------
Undistributed cash at end of the
   period                          $     48   $     36   $     48   $     36
                                   ========   ========   ========   ========
Cash distribution per unit
   (based on 277,712 units
   outstanding)                    $   1.02   $    .49   $   2.44   $   1.78
                                   ========   ========   ========   ========

    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (CONTINUED)

                                   (UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

Pursuant to provisions, disbursements to related parties were made as follows for the three months and six months ended June 30, 2005 and 2004.

                      Three Months Ended   Six Months Ended
                            June 30             June 30
                      ------------------   ----------------
                          2005    2004      2005     2004
                         ------   ----     ------   ------
HSBC Bank USA:
   Trustee Fees          $  625   $625     $1,250   $1,875*

   Transfer agent
      and registrar       3,750    -0-      7,500      -0-

   Administration           -0-    -0-        -0-      -0-

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (CONTINUED)

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

     The Trust's contingent fee income over the last three years has averaged approximately $1,085.000 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.

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

Item 3. Quantitative and Quantitative Disclosures About Market Risk.

     Not applicable.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this Quarterly Report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust's "disclosure controls and procedures" (as defined in Rules 13a-15
(e) and 15d-15 (e) of the Securities and Exchange Act of 1934) under the supervision and with the participation of the Trust's management, including the chief financial individual providing accounting services and the trust officer of the corporate trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the corporate trustee concluded that the Trust's disclosure controls and procedures are effective.

     (b) Changes in Internal Controls

          There have not been any changes in the Trust's internal control over Financial reporting (as such term if defined in R 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Trust's control over financial reporting.

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

                                        MILLS MUSIC TRUST
                                        (Registrant)


Date: August 11, 2005                   By: /s/ Marcia Markowski
                                            ------------------------------------
                                            HSBC Bank USA
                                            Corporate Trustee