Form 10-Q
period 2005-09-30
MILLS MUSIC TRUST
filed 2005-11-10
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005         COMMISSION FILE NUMBER: 2-22997

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

                               YES   X   NO
                                   -----    -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER.

                               YES       NO   X
                                   -----    -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).


                               YES       NO   X
                                   -----    -----

NUMBER OF TRUST UNITS OUTSTANDING AS OF SEPTEMBER 30, 2005 277,712

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                Three Months Ended       Nine Months Ended
                                                    September 30           September 30
                                                -------------------   -----------------------
                                                  2005       2004        2005         2004
                                                --------   --------   ----------   ----------
Receipts:
From EMI                                        $379,159   $481,610   $1,087,818   $1,024,399
Undistributed cash at beginning of the period         48         36           48          710
Disbursements- administrative expenses           (38,201)   (18,432)     (68,494)     (68,790)
                                                --------   --------   ----------   ----------
Balance available for  distribution              341,006    463,214    1,019,372      956,319
Cash distribution to unit holders                340,949    463,167    1,019,315      956,272
                                                --------   --------   ----------   ----------
Undistributed cash at end of the period         $     57   $     47   $       57   $       47
                                                ========   ========   ==========   ==========
Cash distribution per unit (based on
   277,712 units outstanding)                   $   1.23   $   1.67   $     3.67   $     3.44
                                                ========   ========   ==========   ==========

See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (CONTINUED)

                                   (UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

Pursuant to provisions, disbursements to related parties were made as follows for the three months and six months ended September 30, 2005 and 2004.

                                  Three Months Ended   Nine Months Ended
                                     September 30        September 30
                                  ------------------   -----------------
                                     2005     2004       2005     2004
                                    ------   ------    -------   ------
HSBC Bank USA:
   Trustee Fees                     $  625   $  625    $ 1,875   $1,875*
   Transfer agent and registrar      3,750    9,375     11,250   $9,375
   Administration                      -0-   $   31        -0-   $   31

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (CONTINUED)

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

                                         MILLS MUSIC TRUST (Registrant)


Date: November 10, 2005                  By: /s/ Marcia Markowski
                                             -----------------------------------
                                             HSBC Bank USA
                                             Corporate Trustee