Form 10-K
period 2005-12-31
MILLS MUSIC TRUST
filed 2006-04-12
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005       Commission file number 2-22997

                                MILLS MUSIC TRUST
             (Exact name of registrant as specified in its charter)

                New York                                          13-6183792
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

c/o HSBC Bank USA, National Association,
    Corporate Trust, Issuer Services
  452 FIFTH AVENUE, NEW YORK, NEW YORK                            10018-2706
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

                                 YES  X  NO
                                     ---    ---

     Indicate by checkmark whether the registrant is an accelerated filer.

                                 YES     NO  X
                                     ---    ---

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12-B-2 of the exchange act).

                                 YES     NO  X
                                     ---    ---

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 YES     NO  X
                                     ---    ---

     As of March 30, 2006, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by non-affiliates was $13,080,000.

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

ITEM 2. PROPERTIES

     The administrative office of the Mills Music Trust is at HSBC Bank, USA, National Association, Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018. No expense is being charged or paid for the office space and office equipment that is being utilized by the Trust.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. NOT APPLICABLE

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2005 through 2001 are derived from the Trust's audited financial statements. The data set forth below should be read in conjunction with financial statements of the Trust and the notes thereto and management discussions and analysis appearing elsewhere herein.

                                     Cash             Cash
  Year Ended    Receipts From    Distributions    Distribution
 December 31,        EMI        to Unit Holders     Per Unit*
-------------   -------------   ---------------   ------------
     2005         $1,358,540       $1,269,573         $4.57
     2004         $1,234,485       $1,152,464         $4.15
     2003         $1,200,335       $1,034,227         $3.72
     2002         $  820,124       $  997,400         $3.59
Pro Forma (A)                                         $2.59
     2001         $  912,562       $  535,186         $1.93
Pro Forma (A)                                         $2.93

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

     The Trust's contingent fee income over the last three years has averaged approximately $1,264,000 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.

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

                                MILLS MUSIC TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2005

                                      2005          2004          2003
                                  -----------   -----------   -----------
Receipts from EMI                 $ 1,358,540   $ 1,234,485   $ 1,200,335
Miscellaneous Receipts                                                 16
Undistributed Cash at Beginning
   of Year                                 48           710            50
Disbursements -
   Administrative Expenses            (88,967)      (82,683)     (165,464)
                                  -----------   -----------   -----------
Balance Available for
   Distribution                     1,269.621     1,152,512     1,034,937
Cash Distributions to Unit
   Holders                         (1,269.561)   (1,152,464)   (1,034,227)
                                  -----------   -----------   -----------
Undistributed Cash at
   End of the year                $        60   $        48   $       710(A)
                                  ===========   ===========   ===========
Cash Distributions Per Unit
   based on the 277,712
   Trust Units Outstanding)       $      4.57   $      4.15   $      3.72
                                  ===========   ===========   ===========

(A) As of December 31, 2003, HSBC Bank had not paid of itself its fourth quarter trustee fee and expenses of $656. The fee and expenses were paid in January 2004.

     The Trust does not prepare a balance sheet or a statement of cash flows.

     See accompanying Notes to Statement of Cash Receipts and Disbursements.

            Report of Independent Registered Public Accounting Firm

The Trustees and Unit Owners
Mills Music Trust

     We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for each of the years in the three year period ended December 31, 2005. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audits.

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

     In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for each of the years in the three year period ended December 31, 2005, on the basis of accounting described in Note 1.


                                   /s/ CORNICK, GARBER & SANDLER, LLP

New York, New York
March 28, 2006

                                MILLS MUSIC TRUST
              NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31,2005

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

                                MILLS MUSIC TRUST
        NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS(CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 2005

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

     Pursuant to these provisions, disbursements were made as follows for the three years ended December 31:

TRUSTEES                  2005      2004     2003
--------                -------   -------   ------
HSBC Bank USA
National Association:
Trustee fees            $ 2,500   $ 3,125*  $1,875
Transfer agent
   and registrar fees    15,000    13,125
Administrative fees          --        --      125

*    Includes $625 relating to fourth quarter 2003.

NOTE 4. ROYALTIES

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

                                MILLS MUSIC TRUST
        NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 2005

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

Accordingly, HSBC Bank USA also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 2005, pursuant to these provisions, HSBC Bank USA National Association received $2,500 as their trustee fee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

          Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust's statement of cash receipts and disbursements and the review of interim financial statements included in the quarterly reports on Form 10-Q aggregated $14,000 and $13,250 in 2005 and 2004, respectively.

     Audit-Related Fees

          NONE

     Tax Fees

          NONE

     All Other Fees

          In 2005 the Trust paid Cornick, Garber & Sadler, LLP $1,150 in connection with discussions with the S.E.C.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

                                                        PAGE
                                                        ----
1. FINANCIAL STATEMENTS
Independent Auditors' Reports                              7

Statement of cash receipts and disbursements -
   years ended December 31, 2005, 2004 and 2003            8

Notes to statement of cash receipts and disbursements   9-11

2. FINANCIAL STATEMENT SCHEDULES                        None

3. EXHIBITS                                             None

          4.1  Declaration of Trust dated as of December 31, 1964 (1)

          4.2  Asset purchase agreement dated December 5, 1964 (1)

          31.1 Certification of chief financial individual providing accounting services (filed herewith)

          31.2 Certification of trust officer for the corporate trustee (filed herewith)

          32.1 Certification of chief financial individual providing accounting services pursuant to 18 U.S.C. Section 1350 (furnished herewith)**

          32.2 Certification of trust officer for the corporate trustee pursuant to 18 U.S.C. Section 1350 (furnished herewith)**

(1) Incorporated by reference to the Trust's Annual Report on Form 10K for the fiscal year ended December 31, 2004 (File No. 2-22997).

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

April 12, 2006                          Mills Music Trust


                                        By: /s/ Marcia Markowski
                                            ------------------------------------