Form 10-Q
period 2006-03-31
MILLS MUSIC TRUST
filed 2006-05-12
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006             COMMISSION FILE NUMBER: 2-22997

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF ACCELERATED FILER IN RULE 12B-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER       ACCELERATED FILER       NON-ACCELERATED FILER  X
                        ---                     ---                         ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

                               YES       NO   X
                                   -----    -----

NUMBER OF TRUST UNITS OUTSTANDING AS OF MARCH 31, 2006 277,712

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                   (UNAUDITED)

                              Three Months Ended
                                   March 31
                             -------------------
                               2006       2005
                             --------   --------
Receipts:
From EMI                     $393,441   $406,555
Undistributed cash at
   beginning of the period         60         48
Disbursements-
   administrative expenses     (8,983)   (11,317)
                             --------   --------
Balance available for
   distribution               384,518    395,286
Cash distribution to unit
   holders                    384,464    395,239
                             --------   --------
Undistributed cash at end
   of the period             $     54   $     47
                             ========   ========
Cash distribution per unit
   (based on 277,712 units
   outstanding)              $   1.38   $   1.42
                             ========   ========

    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                   (UNAUDITED)

NOTE 1. ACCOUNTING POLICIES AND GENERAL INFORMATION

     Mills Music Trust ("the Trust") was created in 1964 for the purpose of acquiring the rights to receive payment of a deferred contingent purchase price contract obligation, relating to certain copyright materials. The amounts are currently payable by EMI (the current owner and administrative entity for the copyrighted materials.) The contingent payments are determined quarterly and are based on a formula which takes into account gross royalty income paid to composers, authors and others, and less amounts deducted by EMI in accordance with contract terms.

     Payments from EMI to the Trust are made in March, June, September, and December, and include net royalty income received during the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit holders after payment of expenses.

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (CONTINUED)

                                   (UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

Pursuant to provisions, disbursements to related parties were made as follows for the three months ended March 31, 2006 and 2005.

                    Three Months Ended
                         March 31
                    ------------------
                       2006     2005
                      ------   ------
HSBC Bank USA:
   Trustee Fees       $  625   $  625
   Transfer agent
   and registrar       3,750    3,750
   Administration        -0-      -0-

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (CONTINUED)

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

                                        MILLS MUSIC TRUST
                                        (Registrant)


Date: May 12, 2006                      By: /s/ Marcia Markowski
      ---------------                       ------------------------------------
                                            HSBC Bank USA
                                            Corporate Trustee