Form 10-Q
period 2006-06-30
MILLS MUSIC TRUST
filed 2006-08-15
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006              COMMISSION FILE NUMBER: 2-22997

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEC DEFINITION OF "ACCELERATED FILER" AND "LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER     ACCELERATED FILER     NON-ACCELERATED FILER  X
                        ---                   ---                       ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

                                 YES     NO  X
                                     ---    ---

NUMBER OF TRUST UNITS OUTSTANDING AS OF MARCH 31, 2006 277,721

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
               THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                  (UNAUDITED)

                         Three Months Ended     Six Months Ended
                              June 30               June 30
                        -------------------   -------------------
                          2006       2005       2006       2005
                        --------   --------   --------   --------
Receipts:
From EMI                $291,947   $302,104   $685,388   $708,659
Undistributed cash at
   beginning of the
   period                     54         47         60         48
Disbursements-
   administrative
   expenses              (23,909)   (18,976)   (32,892)   (30,293)
                        --------   --------   --------   --------
Balance available for
   distribution          268,092    283,175    652,556    678,414
Cash distribution to
   unit holders          268,047    283,127    652,511    678,366
                        --------   --------   --------   --------
Undistributed cash at
   end of the period    $     45   $    .48   $     45   $     48
                        ========   ========   ========   ========
Cash distribution per
   unit (based on
   277,712 units
   outstanding)         $    .97   $   1.02   $   2.35   $   2.44
                        ========   ========   ========   ========

    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year and reimbursement for expenses reasonably incurred in the performance of their duties The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA, the corporate trustee, also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units).

The Declaration of Trust also provides, that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (CONTINUED)

                                   (UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

Pursuant to provisions, disbursements to related parties were made as follows for the three and six months ended June 30, 2006 and 2005.

                                  Three Months Ended   Six Months Ended
                                        June 30             June 30
                                  ------------------   ----------------
                                     2006     2005       2006     2005
                                    ------   ------     ------   ------
HSBC Bank USA:
   Trustee Fees                     $  625   $  625     $1,250   $1,250
   Transfer agent and registrar      3,750    3,750      7,500    7,500
   Administration                      -0-      -0-        -0-      -0-

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

          EMI has taken the position that the additional distributions to make up the $167,500 minimums would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals. The Trust has taken the position that such minimum distributions are due regardless based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. If EMI's position is correct then future income of the Trust will be impacted by the amount of such advances.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (CONTINUED)

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

     The copyright laws provide that renewals vest in any person who is entitled under the rules of statutory succession to the renewal and extension of the copyright at the time the application to renew is made. If no renewal is made, renewals vest in any person entitled under the rules of statutory extension as of the last day of the original term of copyright to the renewal and extension of copyright. The writer (and not the publisher to whom the copyright was originally assigned) owns the renewal right. The laws name specified classes of persons (the writer's wife, his children, etc.) who will succeed to the renewal right if the writer dies before the end of the original term. The Act does not distinguish between composers and lyricists. However, if the composer and lyricist are not the same, each owns a portion of the renewal rights. The composer and the lyricist may, assign their respective interests in the renewal rights to a publisher at the time of the assignment of the original copyright term. Such an assignment of the renewal term is effective, however, only if the assignor survives the original term. If he does not, his heirs will succeed to his share of the renewal rights; and, in such event, these heirs are not obligated by the assignment of the rights to the publisher to whom the original assignment was made unless they joined in the assignment. In addition, the 1998 Copyright Extension Act allows writers (or their heirs) to elect, after either a 35 or 40-year period as specified in the statute, to terminate a transfer of license or renewal within five years of the expiration.

     A listing of the top 50 money earning songs of the subject copyrighted songs of EMI (the current owner and administrative entity for the copyright materials) with the original copyright dates shown, indicates that the copyright dates range from 1922 to 1962. This song listing indicates that no copyrights of the top 50 songs will reach the 95-year expiration within the next five years. The listing does not provide an indication of the percentage of income earned by each copyright to total income.

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

     That adjustment resulted in no amounts owing for two quarters in 2001. However EMI remitted $167,500 for each of those quarters as the minimum quarterly distributions.

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

                                        MILLS MUSIC TRUST
                                        (Registrant)


DATE: 8/14/06                           By: /S/ MARCIA MARKOWSKI
                                            ------------------------------------
                                            HSBC Bank USA
                                            Corporate Trustee