Form 10-Q
period 2006-09-30
MILLS MUSIC TRUST
filed 2006-11-14
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006         COMMISSION FILE NUMBER: 2-22997

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER" AND "LARGE ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE ACT.

   LARGE ACCELERATED FILER     ACCELERATED FILER     NON-ACCELERATED FILER  X
                           ---                   ---                       ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT.)

                              YES       NO  X
                                  ---      ---

NUMBER OF TRUST UNITS OUTSTANDING AS OF SEPTEMBER 30, 2006   277,712

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (UNAUDITED)

                                          Three Months Ended      Nine Months Ended
                                             September 30            September 30
                                         -------------------   -----------------------
                                           2006       2005        2006         2005
                                         --------   --------   ----------   ----------
Receipts:
From EMI                                 $456,562   $379,159   $1,141,950   $1,087,818
Undistributed cash at beginning of the
   period                                      45         48           60           48
Disbursements- administrative expenses    (19,981)   (38,201)     (52,873)     (68,494)
                                         --------   --------   ----------   ----------
Balance available for distribution       $436,626    341,006    1,089,137    1,019,372
Cash distribution to unit holders         436,591    340,949    1,089,102    1,019,315
                                         --------   --------   ----------   ----------
Undistributed cash at end of the
   period                                $     35   $     57   $       35   $       57
                                         ========   ========   ==========   ==========
Cash distribution per unit (based on
   277,712 units outstanding)            $   1.57   $   1.23   $     3.92   $     3.67
                                         ========   ========   ==========   ==========

    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (CONTINUED)
                                   (UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

Pursuant to provisions, disbursements to related parties were made as follows for the three and nine months ended September 30, 2006 and 2005:

                      Three Months Ended   Nine Months Ended
                         September 30,       September 30,
                      ------------------   -----------------
                          2006    2005       2006      2005
                        ------   ------    -------   -------
HSBC Bank USA:
   Trustee Fees         $  625   $  625    $ 1,875   $ 1,875
   Transfer agent
      and registrar      3,750    3,750     11,250    11,250
   Administration          -0-      -0-        -0-       -0-

NOTE 4. ROYALTIES

     (a) In 2001 EMI charged the Trust with an adjustment for certain costs relating to copyright renewals incurred over several years and a retroactive adjustment relating to a recent court decision, which negatively affected all holders of U.S. copyrights.

          According to EMI, that adjustment resulted in no amounts owing for two quarters in 2001. However, EMI remitted $167,500 for each of those quarters as the minimum quarterly distributions.

          EMI had taken the position that the additional distributions to make up the $167,500 minimums would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals (which would have resulted in deductions from future quarterly payments). The Trust had taken the position that such minimum distributions are due regardless based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. Since 2001, EMI has made quarterly distributions to the Trust consistent with the Trust's position.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (CONTINUED)
                                   (UNAUDITED)

NOTE 4. ROYALTIES (Continued)

          In addition, the Trust's former auditors had evaluated the adjustment claimed by EMI to the four years to 2001 to which it pertained. Based upon such evaluation, the Trust submitted a letter to EMI, which recast challenged $120,000 of the $275,000 in future contingent royalty payment reductions claimed by EMI. The Trust has yet to receive a response from EMI despite repeated requests.

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

          According to EMI, that adjustment resulted in no amounts owing for two quarters in 2001. However, EMI remitted $167,500 for each of those quarters as the minimum quarterly distributions.

          EMI had taken the position that the additional distributions to make up the $167,500 minimums would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals (which would have resulted in deductions from future quarterly payments). The Trust had taken the position that such minimum distributions are due regardless based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. Since 2001, EMI has made quarterly distributions to the Trust consistent with the Trust's position.

          In addition, the Trust's former auditors had evaluated the adjustment claimed by EMI to the four years to 2001 to which it pertained. Based upon such evaluation, the Trust submitted a letter to EMI, which recast challenged $120,000 of the $275,000 in future contingent royalty payment reductions claimed by EMI. The Trust has yet to receive a response from EMI despite repeated requests.

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

                                        MILLS MUSIC TRUST
                                           (Registrant)


Date: November 14, 2006                 By: /s/ Marcia Markowski
                                            ------------------------------------
                                            HSBC Bank USA
                                            Corporate Trustee