Form 10-K
period 2006-12-31
MILLS MUSIC TRUST
filed 2007-04-17
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006       Commission file number 2-22997

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

Securities Registered Pursuant to Section 12(b) of the Act: ______

                                      NONE
                                (Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act: ______

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

     As of March 28, 2007, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by non-affiliates was $14,177,197.

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

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. NOT APPLICABLE

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2006 through 2002 are derived from the Trust's audited financial statements. The data set forth below should be read in conjunction with financial statements of the Trust and the notes thereto and management discussions and analysis appearing elsewhere herein.

                 Receipts          Cash            Cash
 Year Ended        From       Distributions    Distribution
December 31,        EMI      to Unit Holders     Per Unit*
------------    ----------   ---------------   ------------
2006            $1,309,450      $1,243,594         $4.48

2005            $1,358,540      $1,269,573         $4.57

2004            $1,234,485      $1,152,464         $4.15

2003            $1,200,335      $1,034,227         $3.72

2002            $  820,124      $  997,400         $3.59
Pro Forma (A)                                      $2.59

*    Based on the 277,712 Trust Units outstanding

     (A) On December 31 2001 the Trust received an additional $335,000 of which in January 2002, the Trust paid administrative expenses of $56,156 and the remaining $278,844 was distributed to unit holders after complying with the required NASDAQ distribution notification period. Pro forma distribution per unit of $2.59 in 2002 reflects the $278,844 as if it were distributed in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE TRUST'S RECEIPTS

     The Trust's receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the "nostalgia" appeal of older copyrighted songs.

     The Trust's contingent fee income over the last three years has averaged approximately $1,300,825 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.

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

     A listing received in 2007 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs of the subject copyrighted songs, with the original copyright dates shown, indicates that the copyright dates range from 1922 to 1962. This song listing indicated that no copyrights of those top 50 songs would reach the 95-year expiration within the next five years. The listing did not provide an indication of the percentage of income earned by each copyright to total income.

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

     EMI has taken the position that the additional distributions to make up the $167,500 minimums would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals (which would have resulted in deductions from future quarterly payments). The Trust has taken the position that such minimum distributions are due regardless based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. From 2002 through September 30, 2006, EMI made quarterly distributions to the Trust consistent with the Trust's position

     In connection with the adjustments claimed by EMI in 2001, the Trust's former auditors had evaluated the adjustment claimed by EMI to the years to which it pertained. Based on such evaluation, the Trust had submitted a letter to EMI, which challenged $120,000 of the $275,000 in future contingent royalty reductions claimed by EMI. The Trust has yet to receive a response from EMI despite repeated requests.

     In connection with the distribution received by the Trust in December 2006, EMI charged the Trust with an adjustment of additional royalties paid by EMI in connection with an audit and settlement by the royalty recipient, in an aggregate amount of $427,000 relating to prior years. Those claimed adjustments, which the trust is reviewing for accuracy and appropriateness, among other things, resulted in EMI paying the Trust the $167,500 minimum in December 2006. In a statement accompanying its distribution to the Trust in March 2007, EMI characterized the minimum payment made in December 2006 as an advance, and deducted that amount from its March 2007 distribution. The Trust has reiterated its position to EMI that such deduction is inappropriate, and is awaiting EMI's response.

ITEM 7A. NOT APPLICABLE

ITEM 8. AUDITORS' REPORT AND FINANCIAL STATEMENTS

     The Auditors' reports and financial statements begin on page 7 of this report.

(CORNICK, GARBER & SANDLER, LLP LOGO)
Certified Public Accountants

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE TRUSTEES AND UNIT OWNERS
MILLS MUSIC TRUST

     We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for each of the years in the three year period ended December 31, 2006. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audits.

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

     In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for each of the years in the three year period ended December 31, 2006, on the basis of accounting described in Note 1.


                                        /s/ Cornick, Garber & Sandler, LLP
                                        ----------------------------------------
                                        CORNICK, GARBER & SANDLER, LLP

NEW YORK, NEW YORK
April 10,2007

825 Third Avenue New York, NY 10022-9524 212 557-3900 Fax 212 557-3936
50 Charles Lindbergh Boulevard Uniondale, NY
11553-3600 516 542-9030 Fax 516 542-9035

                                MILLS MUSIC TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2006

                                      2006          2005          2004
                                  -----------   -----------   -----------
Receipts from EMI                 $ 1,309,450   $ 1,358,540   $ 1,234,485
Undistributed Cash at Beginning
   Of Year                                 60            48           710
Disbursements -
   Administrative Expenses          (__65,876)    (__88,967)   (__,82,683)
                                  -----------   -----------   -----------
Balance Available for
   Distribution                     1,243,634     1,269,621     1,152,512
Cash Distributions to Unit
   Holders                         (1,243,592)   (1,269,561)   (1,152,464)
                                  -----------   -----------   -----------
Undistributed Cash at
   End of the year                $        42   $        60   $        48(A)
                                  ===========   ===========   ===========
Cash Distributions Per Unit
   based on the 277,712
   Trust Units Outstanding)       $      4.48   $      4.15   $      3.72
                                  ===========   ===========   ===========

(A) As of December 31, 2003, HSBC Bank had not paid of itself its fourth quarter trustee fee and expenses of $656. The fee and expenses were paid in January 2004.

     The Trust does not prepare a balance sheet or a statement of cash flows.

     See accompanying Notes to Statement of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
              NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31,2006

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

                                MILLS MUSIC TRUST
        NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS(CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 2006

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

     Pursuant to these provisions, disbursements were made as follows for the three years ended December 31:

TRUSTEES                  2006      2005      2004
--------                -------   -------   -------
HSBC Bank USA
National Association:

Trustee fees            $ 2,500   $ 2,500   $ 3,125*
Transfer agent
and registrar fees       15,000    15,000    13,125

*    Includes $625 relating to fourth quarter 2003.

NOTE 4. ROYALTIES

     A listing received in 2007 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs of the subject copyrighted songs, with the original copyright dates shown, indicates that the copyright dates range from 1922 to 1962. This song listing indicated that no copyrights of those top 50 songs would reach the 95-year expiration within the next five years. The listing did not provide an indication of the percentage of income earned by each copyright to total income.

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

     EMI has taken the position that the additional distributions to make up the $167,500 minimums would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals (which would have resulted in deductions from future quarterly payments). The Trust has taken the position that such minimum distributions are due regardless based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. From 2002 through September 30, 2006, EMI made quarterly distributions to the Trust consistent with the Trust's position

     In connection with the adjustments claimed by EMI in 2001, the Trust's former auditors had evaluated the adjustment claimed by EMI to the years to which it pertained. Based on such evaluation, the Trust had submitted a letter to EMI, which challenged $120,000 of the $275,000 in future contingent royalty reductions claimed by EMI. The Trust has yet to receive a response from EMI despite repeated requests.

     In connection with the distribution received by the Trust in December 2006, EMI charged the Trust with an adjustment of additional royalties paid by EMI in connection with an audit and settlement by the royalty recipient, in an aggregate amount of $427,000 relating to prior years. Those claimed adjustments, which the trust is reviewing for accuracy and appropriateness, among other things, resulted in EMI paying the Trust the $167,500 minimum in December 2006. In a statement accompanying its distribution to the Trust in March 2007, EMI characterized the minimum payment made in December 2006 as an advance, and deducted that amount from its March 2007 distribution. The Trust has reiterated its position to EMI that such deduction is inappropriate, and is awaiting EMI's response.

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

ITEM 11. EXECUTIVE COMPENSATION (See Item 13)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

     To the best knowledge of the Trustees, the only persons who beneficially own more than 5% of the Trust Units are as follows:

                                             PERCENT
NAME AND ADDRESS OF          NUMBER OF       OF UNITS
BENEFICIAL OWNER            UNITS OWNED    OUTSTANDING
-------------------        -------------   -----------
MPL Communications, Ltd.
39 West 54th Street
New York, New York 10019    79,609 Units      28.67%

CEDE & Co.
P.O. Box 20
Bowling Green Station
New York, NY 10004         160,468 Units      57.78%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Remunerations of Directors and Officers

     The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of his duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 2006, pursuant to these provisions, HSBC Bank USA National Association received $ 2,500 as their trustee fee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

          Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust's statement of cash receipts and disbursements and the review of interim financial statements included in the quarterly reports on Form 10-Q aggregated $15,438 and $14,000 in 2006 and 2005, respectively.

     Audit-Related Fees

          NONE

     Tax Fees

          NONE

     All Other Fees

          In 2005 the Trust paid Cornick, Garber & Sandler, LLP $1,150 in connection with discussions with the S.E.C.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                            ----
1. FINANCIAL STATEMENTS
Independent Auditors' Reports                                                  7

Statement of cash receipts and disbursements -
   years ended December 31, 2006, 2005 and 2004                                8

Notes to statement of cash receipts and disbursements                       9-11

2. FINANCIAL STATEMENT SCHEDULES                                            None

3. EXHIBITS                                                                 None

     4.1  Declaration of Trust dated as of December 31, 1964(1)

     4.2  Asset purchase agreement dated December 5, 1964(1)

     31.1 Certification of chief financial individual providing accounting services (filed herewith)

     31.2 Certification of trust officer for the corporate trustee (filed herewith)

     32.1 Certification of chief financial individual providing accounting services pursuant to 18 U.S.C. Section 1350
          (furnished herewith)**

     32.2 Certification of trust officer for the corporate trustee pursuant to 18 U.S.C. Section 1350 (furnished herewith)**

(1) Incorporated by reference to the Trust's Annual Report on Form 10K for the fiscal year ended December 31, 2005 (File No. 2-22997).

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

April 13, 2007                          Mills Music Trust


                                        By: /s/ Marcia Markowski
                                            ------------------------------------