Form 10-Q
period 2007-03-31
MILLS MUSIC TRUST
filed 2007-05-15
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007             COMMISSION FILE NUMBER: 2-22997

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

Securities Registered Pursuant to Section 12(b) of the Act: ___________

                                      NONE
                                (Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act: ___________

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

LARGE ACCELERATED FILER      ACCELERATED FILER      NON-ACCELERATED FILER  X
                        ----                   ----                       ----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT.)

                              YES         NO   X
                                  -----      -----

NUMBER OF TRUST UNITS OUTSTANDING AS OF MARCH 31, 2006 277,712

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                   (UNAUDITED)

                                                Three Months Ended
                                                      March 31
                                                -------------------
                                                  2007       2006
                                                --------   --------
Receipts:
From EMI                                        $167,500   $393,441
Undistributed cash at beginning of the period         42         60
Disbursements- administrative expenses           (17,803)    (8,983)
                                                --------   --------
Balance available for distribution               149,739    384,518
Cash distribution to unit holders                149,687    384,464
                                                --------   --------
Undistributed cash at end of the period         $     52   $     54
                                                ========   ========
Cash distribution per unit (based on 277,712
   units outstanding)                           $  .5390   $ 1.3844
                                                ========   ========

    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (CONTINUED)

                                   (UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

     Pursuant to provisions, disbursements to related parties were made as follows for the three months ended March 31, 2007 and 2006.

                                    Three Months
                                   Ended March 31
                                  ---------------
                                   2007     2006
                                  ------   ------
HSBC Bank USA:
   Trustee Fees                   $  625   $  625
   Transfer agent and registrar    3,750    3,750
   Administration                    -0-      -0-

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

     EMI has taken the position that the additional distributions to make up the $167,500 minimums would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals (which would have resulted in

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (CONTINUED)

                                   (UNAUDITED)

NOTE 4. ROYALTIES (Continued)

deductions from future quarterly payments). The Trust has taken the position that such minimum distributions are due regardless, based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. From 2002 through September 30, 2006, EMI made quarterly distributions to the Trust consistent with Trust's position.

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

     In connection with the distribution received by the Trust in December 2006, EMI charged the Trust with an adjustment of additional royalties paid by EMI in connection with an audit and settlement by the royalty recipient, in an aggregate amount of $427,000 relating to prior years. Those claimed adjustments, which the trust is reviewing for accuracy and appropriateness, among other things, resulted in EMI paying the Trust the $167,500 minimum in December 2006. In a statement accompanying its distribution to the Trust in March 2007, EMI characterized the minimum payment made in December 2006 as an advance, and deducted that amount from its March 2007 distribution, again resulting in a minimum distribution of $167,500. The Trust has reiterated its position to EMI that such deduction is inappropriate, and is awaiting EMI's response.

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

     EMI has taken the position that the additional distributions to make up the $167,500 minimums would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals (which would have resulted in deductions from future quarterly payments). The Trust has taken the position that such minimum distributions are due regardless, based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. From 2002 through September 30, 2006, EMI made quarterly distributions to the Trust consistent with Trust's position.

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

Item 6 Exhibits and Reports on Form 8-K

     (a)  Documents Filed As Part of This Report

EXHIBIT NO.                                 DESCRIPTION
-----------   ----------------------------------------------------------------------
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

                                        MILLS MUSIC TRUST
                                        (Registrant)


Date: May 10, 2007                      By: /s/ Marcia Markowski
                                            ------------------------------------
                                            HSBC Bank USA
                                            Corporate Trustee