Form 10-Q
period 2007-06-30
MILLS MUSIC TRUST
filed 2007-08-15
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2007              COMMISSION FILE NUMBER: 2-22997

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

C/O HSBC BANK USA, N/A CORPORATE TRUST ISSUER SERVICES, 452 FIFTH AVENUE,
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

                               YES X     NO __

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER" AND "LARGE ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE ACT.

  LARGE ACCELERATED FILER ___  ACCELERATED FILER ___  NON-ACCELERATED FILER X

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT.)

                               YES __     NO X

NUMBER OF TRUST UNITS OUTSTANDING AS OF JUNE 30, 2007    277,712

                         PART I -- FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                   (UNAUDITED)

                                       Three Months Ended                Six Months Ended
                                           June 30                           June 30
                                    ---------------------             ---------------------
                                    2007             2006             2007             2006
                                    ----             ----             ----             ----
Receipts:
From EMI                         $ 188,408        $ 291,947        $ 355,908        $ 685,388

Undistributed cash at
beginning of the period                 52               54               42               60

Disbursements-
administrative expenses            (40,332)         (23,909)         (58,135)         (32,892)
                                 ---------        ---------        ---------        ---------

Balance available for
distribution                       148,128          268,092          297,815          652,556

Cash distribution to unit
holders                            148,076          268,047          297,763          652,511
                                 ---------        ---------        ---------        ---------

Undistributed cash at end
of the period                    $      52        $      45        $      52        $      45
                                 =========        =========        =========        =========

Cash distribution per unit
(based on 277,712 units
outstanding)                     $     .53        $     .97        $    1.07        $    2.35
                                 =========        =========        =========        =========

    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (CONTINUED)

                                   (UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

Pursuant to provisions, disbursements to related parties were made as follows for the three and six months ended June 30, 2007 and 2006.

                           Three Months Ended         Six Months Ended
                                 June 30                   June 30
                           ------------------         -----------------
                            2007         2006         2007         2006
                            ----         ----         ----         ----
HSBC Bank USA:
     Trustee Fees         $  625       $  625       $1,250       $1,250

     Transfer agent
     and registrar         3,750        3,750        7,500        7,500

     Administration          -0-          -0-          -0-          -0-

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

            EMI has taken the position that the additional distributions to make up the $167,500 minimums would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals (which would have resulted in deductions from future quarterly payments). The Trust has taken the position that such minimum distributions are due regardless based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. From 2002 through September 30, 2006, EMI made quarterly distributions to the Trust consistent with the Trust's position.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (CONTINUED)

                                   (UNAUDITED)


NOTE 4.  ROYALTIES (Continued)

            In connection with the adjustments claimed by EMI in 2001, the Trust's former auditors evaluated the recasting of the adjustment to years to which it pertained. Based upon such evaluation, the Trust submitted a letter to EMI, which challenged $120,000 of the $275,000 in future contingent royalty payment reductions claimed by EMI. The Trust has yet to receive a response from EMI despite repeated requests.

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

                         PART I -- FINANCIAL STATEMENTS

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

      A listing received in 2007 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs of the subject copyrighted songs of EMI with the original copyright dates shown, indicates that the copyright dates range from 1922 to 1962. This song listing indicates that no copyrights of the top 50 songs will reach the 95-year expiration within the next five years. The listing does not provide an indication of the percentage of income earned by each copyright to total income.

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

      EMI has taken the position that the additional distributions to make up the $167,500 minimums would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals, (which would have resulted in deductions from future quarterly payments). The Trust has taken the position that such minimum distributions are due regardless based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. From 2002 through September 30, 2006, EMI made quarterly distributions to the Trust consistent with Trust's position.

      In connection with the adjustments claimed by EMI in 2001, the Trust's former auditors evaluated the recasting of the adjustment to years to which it pertained and the Trust submitted a letter to EMI, which challenged $120,000 of the $275,000 future contingent royalty payment reductions claimed by EMI. The Trust has yet to receive a response from EMI despite repeated requests.

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

                          PART II -- OTHER INFORMATION

                Items 1 through 4, inclusive, are not applicable.


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



                                                 MILLS MUSIC TRUST
                                                 -----------------
                                                   (Registrant)




Date:  August 14, 2007                           By: /s/ Thomas G. Mackay
                                                     --------------------
                                                     HSBC Bank USA
                                                     Corporate Trustee