Form 10-Q
period 2007-09-30
MILLS MUSIC TRUST
filed 2007-11-15
CIK 66496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2007         COMMISSION FILE NUMBER: 2-22997

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

LARGE ACCELERATED FILER     ACCELERATED FILER     NON-ACCELERATED FILER  X
                        ---                   ---                       ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

                                   YES     NO  X
                                       ---    ---

NUMBER OF TRUST UNITS OUTSTANDING AS OF SEPTEMBER 30, 2007   277,712

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Information

                                MILLS MUSIC TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                   (UNAUDITED)

                                                  Three Months Ended       Nine Months Ended
                                                     September 30            September 30
                                                ---------------------   ----------------------
                                                   2007        2006        2007        2006
                                                ---------   ---------   ---------   ----------
Receipts:
From EMI                                        $ 622,121   $ 456,562   $ 978,029   $1,141,950
Undistributed cash at beginning of the period          52          45          42           60
Disbursements- administrative expenses            (66,620)    (19,981)   (124,755)     (52,873)
                                                ---------   ---------   ---------   ----------
Balance available for distribution              $ 555,553     436,626     853,316    1,089,137
Cash distribution to unit holders                 555,502     436,591     853,265    1,089,102
                                                ---------   ---------   ---------   ----------
Undistributed cash at end of the period         $      51   $      35   $      51   $       35
                                                =========   =========   =========   ==========
Cash distribution per unit (based on
   277,712 units outstanding)                   $    2.00   $    1.57   $    3.07   $     3.92
                                                =========   =========   =========   ==========

    See accompanying Notes to Statements of Cash Receipts and Disbursements.

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (CONTINUED)

                                   (UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

Pursuant to provisions, disbursements to related parties were made as follows for the three and nine months ended September 30, 2006 and 2005:

                                      Three Months          Nine Months
                                  Ended September 30,   Ended September 30,
                                  -------------------   -------------------
                                     2007     2006         2007      2006
                                    ------   ------      -------   -------
HSBC Bank USA:
   Trustee Fees                     $  625   $  625      $ 1,875   $ 1,875
   Transfer agent and registrar      3,750    3,750       11,250    11,250
   Administration                      125      -0-          125       -0-

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

                                MILLS MUSIC TRUST
             NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (CONTINUED)

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

          In connection with the distribution received by the Trust in December 2006, EMI charged the Trust with an adjustment of additional royalties paid by EMI in connection with an audit and settlement by the royalty recipient, in an aggregate amount of $427,000 relating to prior years. Those claimed adjustments, which the trust is reviewing for accuracy and appropriateness, among other things, resulted in EMI paying the Trust the $167,500 minimum in December 2006. In a statement accompanying its distribution to the Trust in March 2007, EMI characterized the minimum payment made in December 2006 as an advance, and deducted that amount from its March 2007 distribution. EMI made a minimum payment for the quarter ended March, 2007. The Trust has reiterated its position to EMI that such deduction is inappropriate, and is awaiting EMI's response.

          EMI and the Trust agreed to continue efforts to settle the pending disputes without litigation. In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement is scheduled to expire on April 1, 2008. It may be extended by mutual written consent.

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

          EMI has taken the position that the additional distributions to make up the $167,500 minimums would be considered advances against the future contingent portion of earnings and the unrecouped copyright renewals (which would have resulted in deductions from future quarterly payments). The Trust has taken the position that such minimum distributions are due regardless based upon the inclusion of gross royalty income of Related Companies as defined in the relevant agreement. From 2002 through September 30, 2006, EMI has made quarterly distributions to the Trust consistent with the Trust's position.

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

     EMI and the Trust agreed to continue efforts to settle the pending disputes without litigation. In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement is scheduled to expire on April 1, 2008. It may be extended by mutual written consent.

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

Item 6 Exhibits and Reports on Form 8-K

     (a) Documents Filed As Part of This Report

EXHIBIT NO.                               DESCRIPTION
-----------   ------------------------------------------------------------------
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

                                        MILLS MUSIC TRUST
                                           (Registrant)


Date: November 14, 2007                 By: /s/ Thomas G. Mackay
                                            ------------------------------------
                                            HSBC Bank USA
                                            Corporate Trustee