Form 10-K
period 2007-12-31
MILLS MUSIC TRUST
filed 2008-04-15
CIK 66496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 Commission file number 2-22997

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

                                 YES [ ] NO [X]

     As of March 18, 2008, 277,712 Trust Units were outstanding. The aggregate market value of the Units of Mills Music Trust held by non-affiliates was $10,830,800.

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

ITEM 2. PROPERTIES

     The administrative office of the Mills Music Trust is at HSBC Bank, USA, National Association, Corporate Trust Issuer Services, and 452 Fifth Avenue, New York, New York 10018. No expense is being charged or paid for the office space and office equipment that is being utilized by the Trust.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. NOT APPLICABLE

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2007 through 2003 are derived from the Trust's audited financial statements. The data set forth below should be read in conjunction with financial statements of the Trust and the notes thereto and management discussions and analysis appearing elsewhere herein.

                                     Cash            Cash
 Year Ended    Receipts From    Distributions    Distribution
December 31,        EMI        to Unit Holders     Per Unit*
------------   -------------   ---------------   ------------
2007             $1,145,529       $  974,962         $3.51
2006             $1,309,450       $1,243,594         $4.48
2005             $1,358,540       $1,269,573         $4.57
2004             $1,234,485       $1,152,464         $4.15
2003             $1,200,335       $1,034,227         $3.72

*    Based on the 277,712 Trust Units outstanding

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE TRUST'S RECEIPTS

     The Trust's receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the "nostalgia" appeal of older copyrighted songs.

     The Trust's contingent fee income over the last three years has averaged approximately $1,271,173 per year. In addition to the above, there are a number of factors, which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.

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

     A listing received in 2008 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs of the subject copyrighted songs, with the original copyright dates shown, indicates that the copyright dates range from 1922 to 1960. This song listing indicates that no copyrights of the top 50 songs will reach the 95-year expiration within the next five years. The listing does not provide an indication of the percentage of income earned by each copyright to total income.

     The Trust cannot determine EMI's ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.

          In connection with the distribution received by the Trust in December 2006, EMI charged the Trust with an adjustment of additional royalties paid by EMI in connection with an audit and settlement by the royalty recipient, in an aggregate amount of $427,000 relating to prior years. Those claimed adjustments, which the trust is reviewing for accuracy and appropriateness, among other things, resulted in EMI paying the Trust the $167,500 minimum in December 2006. In a statement accompanying its distribution to the Trust in March 2007, EMI continued to characterized the minimum payment made in December 2006 as an advance, but did not reduce that amount from its March 2007 distribution.

          In subsequent discussions, EMI has agreed that the minimum payment of $167,500 is a minimum entitlement to the Trust and not an advance. Accordingly, subsequent accountings by EMI have been restated. No additional amounts were owing to the Trust as a result of the restatements.

          EMI and the Trust agreed to continue efforts to settle the pending disputes without litigation. In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement is scheduled to expire on April 1, 2008, and has been extended by mutual written consent to June 30, 2008.

ITEM 7A. NOT APPLICABLE

ITEM 8. AUDITORS' REPORT AND FINANCIAL STATEMENTS

     The Auditors' reports and financial statements begin on page 7 of this report.

------------------------------------------------

[CORNICK, GARBER & SANDLER, LLP Letterhead]

------------------------------------------------
Certified Public Accountants




            Report of Independent Registered Public Accounting Firm



The Trustees and Unit Owners
   Mills Music Trust


     We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust for each of the years in the three year period ended December 31, 2007. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audits.

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

     In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for each of the years in the three year period ended December 31, 2007, on the basis of accounting described in Note 1.



                                          /s/  Cornick, Garber & Sandler, LLP
                                          --------------------------------------
                                               CORNICK, GARBER & SANDLER, LLP


New York, New York
April 14, 2008







825 Third Avenue New York, NY 10022-9524 212 557-3900 Fax 212 557-3936
50 Charles Lindbergh Boulevard Uniondale, NY 11553-3600 516 542-9030 Fax 516 542-9035

                                MILLS MUSIC TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2007

                                              2007          2006          2005
                                           ----------   -----------   -----------
Receipts from EMI                          $1,145,529   $ 1,309,450   $ 1,358,540
Undistributed Cash at Beginning of Year            42            60            48
Disbursements - Administrative Expenses      (166,187)      (65,876)      (88,967)
                                           ----------   -----------      --------
Balance Available for Distribution            979,384     1,243,634     1,269,621
Cash Distributions to Unit Holders           (974,962)   (1,243,592)   (1,269,561)
                                           ----------   -----------   -----------
Undistributed Cash at end of the year      $    4,422*  $        42   $        60
                                           ==========   ===========   ===========
Cash Distributions Per Unit based on the
   277,712 Trust Units Outstanding         $     3.51   $      4.48   $      4.57
                                           ==========   ===========   ===========

          The Trust does not prepare a balance sheet or a statement of cash flows.
          See accompanying Notes to Statement of Cash Receipts and
Disbursements.

* In December 2007, $4,375 of Trustee and transfer agent fees, scheduled to be paid, were not due to a clerical error. These disbursements were made in February 2008.

                                MILLS MUSIC TRUST
              NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                       THREE YEARS ENDED DECEMBER 31,2007

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

     Payments from Mills to the Trust are due in March, June, September and December and include net royalty income received during the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the unit holders after payment of expenses. As of December 31, 2007 there were approximately $78,000 of unpaid expenses for services rendered to the Trust to be paid from the proceeds of subsequent royalty receipts.

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

                                MILLS MUSIC TRUST
        NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 2007

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

     Pursuant to these provisions, disbursements were made as follows for the three years ended December 31:

Trustees                  2007      2006      2005
--------                -------   -------   -------
HSBC Bank USA
National Association:
Trustee fees            $ 1,875   $ 2,500   $ 2,500
Transfer agent
and registrar fees       11,375    15,000    15,000

NOTE 4. ROYALTIES

     A listing received in 2008 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs of the subject copyrighted songs, with the original copyright dates shown, indicates that the copyright dates range from 1922 to 1960. This song listing indicates that no copyrights of the top 50 songs will reach the 95-year expiration within the next five years. The listing does not provide an indication of the percentage of income earned by each copyright to total income.

          The Trust cannot determine EMI's ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.

          In connection with the distribution received by the Trust in December 2006, EMI charged the Trust with an adjustment of additional royalties paid by EMI in connection with an audit and settlement by the royalty recipient, in an aggregate amount of $427,000 relating to prior years. Those claimed adjustments, which the trust is reviewing for accuracy and appropriateness, among other things, resulted in EMI paying the Trust the $167,500 minimum in December 2006. In a statement accompanying its distribution to the Trust in March 2007, EMI characterized the minimum payment made in December 2006 as an advance, and had deducted that amount from its March 2007 distribution.

          In subsequent discussions, EMI has agreed that the minimum payment of $167,500 is a minimum entitlement to the Trust and not an advance. Accordingly, subsequent accountings by EMI have been restated. No additional amounts were owing to the Trust as a result of the restatements.

          EMI and the Trust agreed to continue efforts to settle the pending disputes without litigation. In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement is scheduled to expire on April 1, 2008, it has been extended by mutual written consent to June 30, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

ITEM 9A. CONTROLS AND PROCEDURES

          Management's Annual Report on Disclosure Controls and Procedures.

          The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, which is comprised of the Trust officer of the corporate trustee and the chief financial individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust's management has evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 1, 2008. Based upon that evaluation and subject to the foregoing, the Trust's management concluded that the design and operation of the Trust's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

          Management's Annual Report on Internal Control over Financial
Reporting.

          Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust as defined in Rule 13a-15(f) under the Exchange Act. The Trust's internal control financial reporting is designed to provide reasonable assurance to management regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

          Management assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on management's assessment, we believe that, as of December 31, 2007, the Trust's internal control over financial reporting is effective based on those criteria.

          This annual report does not include an attestation report of the Trust's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Trust's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management's report in this annual report on Form 10-K.

          Changes in Internal Control Over Financial Reporting.

          There were no changes in the Trust's internal control over financial reporting in the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

          Item 9B. Other Information

          None.

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

     HSBC Bank USA is the Corporate Trustee of the Trust. The Trustees serve until their removal, resignation, incapacity, or in the case of individual Trustees, their death.

     HSBC Bank USA National Association or its predecessor Marine Midland Bank has been the corporate trustee since February 1965 and is a national banking association organized under the laws of the United States.

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

ITEM 11. EXECUTIVE COMPENSATION (See Item 13)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

     To the best knowledge of the Trustees, the only persons who beneficially own more than 5% of the Trust Units are as follows:

                                             Percent
Name and Address of          Number of       of Units
Beneficial Owner            Units Owned    Outstanding
-------------------        -------------   -----------
MPL Communications, Ltd.
39 West 54th Street
New York, New York 10019   79,609 Units       28.67%

Cede & Co.
PO Box 20
Bowling Green St.
NY, NY 10004               160,531 Units      57.81

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Remunerations of Directors and Officers

     The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of his duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 2005, pursuant to these provisions, HSBC Bank USA National Association received $ 2,500 as their trustee fee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

          Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust's statement of cash receipts and disbursements and the review of interim financial statements included in the quarterly reports on Form 10-Q aggregated $15,000 and $15,438 in 2007 and 2006, respectively.

     Audit-Related Fees

          NONE

     Tax Fees

          NONE

     All Other Fees

          In 2005 the Trust paid Cornick, Garber & Sadler, LLP $1,150 in connection with discussions with the S.E.C.

          NONE

          The Trust is not a corporate entity and thus does not have an Audit Committee. The Trustee has established a pre-approval policy with regard to audit, audit-related and certain non-audit engagements by the Trust of its independent auditors. Under this policy, the Trustee annually pre-approves certain limited, specified recurring services, which may be provided by the Trust's independent auditors, subject to maximum dollar limitations. All other engagements for services to be performed by the Trust's independent auditors must be separately pre-approved by the Trustee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS                                                     PAGE
Report of Independent Registered Public Accountants                            7

Statement of cash receipts and disbursements -
 Years ended December 31, 2007, 2006 and 2005                                  8

Notes to statement of cash receipts and disbursements                       9-11

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

Date: April 15, 2008                    Mills Music Trust


                                        By: S./ Thomas G. Mackay
                                            ------------------------------------
                                            HSBC Bank U.S.A. Corporate Trust