Form 10-Q
period 2008-03-31
MILLS MUSIC TRUST
filed 2008-05-15
CIK 66496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2008Commission file number: 2-22997
MILLS MUSIC TRUST

(Exact name of registrant as specified in its charter)

New York	13-6183792

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

c/o HSBC Bank USA, National Association Corporate Trust Issuer Services, 452 Fifth Avenue, New York,	NY 10018-2706

(Address of principal executive offices)	(ZIP Code)
Registrant’s telephone number, including area code (212) 525-1349
Securities Registered Pursuant to Section 12(b) of the Act:
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
YES ☑   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (As defined in rule 12b-2 of the exchange act.)
YES ☐   NO ☑
Number of Trust Units outstanding as of March 31, 2008 277,712

PART I — FINANCIAL STATEMENTS
Item 1. Financial Information
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended
	March 31
	2008		2007
Receipts:
From EMI	$367,108		$167,500
Undistributed cash at beginning of the period	4,422	*	42
Disbursements- administrative expenses	(89,474)	*	(17,803)

Balance available for distribution	282,056		149,739
Cash distribution to unit holders	282,012		149,687

Undistributed cash at end of the period	$44		$52

Cash distribution per unit (based on 277,712 units outstanding)	$1.0155		$.5390

See accompanying Notes to Statements of Cash Receipts and Disbursements.

*	In December 2007, $4,375 of Trustee and transfer agent fees, scheduled to be paid, were not paid due to a clerical error. These fees were paid in February 2008.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
NOTE 1. ACCOUNTING POLICIES AND GENERAL INFORMATION
     Mills Music Trust (“the Trust”) was created in 1964 for the purpose of acquiring the rights to receive payment of a deferred contingent purchase price contract obligation, relating to certain copyright materials. The amounts are currently payable by EMI (the current owner and administrative entity for the copyrighted materials.) The contingent payments are determined quarterly and are based on a formula which takes into account gross royalty income paid to composers, authors and others, and less amounts deducted by EMI in accordance with contract terms.
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
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(CONTINUED)
(UNAUDITED)
NOTE 3. RELATED PARTY TRANSACTIONS (Continued)
     Pursuant to provisions, disbursements to related parties were made as follows for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31
	2008	2007
HSBC Bank USA:
Trustee Fees	$1,250	$625
Transfer agent & Registrar	$7,500	$3,750
Administration	-0-	-0-
     In December 2007, $4,375 of Trustee and transfer agent fees, schedules to be paid, were not paid due to a clerical error. These fees were paid in February 2008.
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
     The Trust cannot determine EMI’s ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(CONTINUED)
(UNAUDITED)
NOTE 4. ROYALTIES (Continued)
     In connection with the distribution received by the Trust in December 2006, EMI charged the Trust with an adjustment of additional royalties paid by EMI in connection with an audit and settlement by the royalty recipient, in an aggregate amount of $427,000 relating to prior years. Those claimed adjustments, which the Trust is reviewing for accuracy and appropriateness among other things, resulted in EMI paying the Trust the $167,500 minimum quarterly distribution in December 2006. In a statement accompanying its distribution to the Trust in March 2007, EMI characterized the minimum payment made in December 2006 as an advance, and had deducted that amount from its March 2007.
     In subsequent discussions, EMI has agreed that the minimum payment of $167,500 is an entitlement to the Trust and not an advance. Accordingly, subsequent accountings by EMI have been restated. No additional amounts were owing to the Trust as a result of the restatements.
     EMI and the Trust agreed to continue efforts to settle the pending disputes without litigation. In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to expire on April 1, 2008, has been extended by mutual written consent to June 30, 2008.

PART I — FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Results of Operations
     The Trust’s receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the “nostalgia” appeal of older copyrighted songs.
     The Trust’s contingent fee income over the last three years has averaged approximately $1,271,173 per year. In addition to the above, there are a number of factors, which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.
     In 1976, the copyright law was changed for works that were within renewal terms between December 31, 1976 and December 31, 1978 to add an extension of 19 years to the 28-year renewal term. The original copyright term is 28 years. That amendment made the copyright term 75 years. The Copyright Act of 1976 provided for a single term of life plus 70 years after author’s death (with some variations in different circumstances) for works created after January 1, 1978. The 1976 act provided that the writer and his heirs could terminate a transfer or license of the renewal copyright that was executed before 1978, so long as the termination was effected in a five-year period following the end of the initial 56-year period.
     The copyright laws were modified by the Sonny Bono 1998 Copyright Term Extension Act (the “Act”), which generally provided an additional 20 years of copyright protection. For works created by identified natural persons the term now lasts from creation until 70 years after the author’s death. For anonymous works, pseudonymous works, and works made for hire, the term is 95 years from publication or 120 years from creation whichever expires first. For works published before 1978 with existing copyrights as of the effective date of the Act, the Act extends the term to 95 years from publication. In January 2003, the U.S. Supreme Court upheld the constitutionality of the Act in the Eldred v. Ashcroft decision, which affirmed a 2001 decision of the U.S. Court of Appeals for the District of Columbia Circuit.
     The copyright laws provide that renewals vest in any person who is entitled under the rules of statutory succession to the renewal and extension of the copyright at the time the application to renew is made. If no renewal is made, renewals vest in any person entitled under the rules of statutory extension as of the last day of the original term of copyright to the renewal and extension of copyright. The writer (and not the publisher to whom the copyright was originally assigned) owns the renewal right. The laws name specified classes of persons (the writer’s wife, his children, etc.) who will succeed to the renewal right if the writer dies before the end of the original term. The Act does not distinguish between composers and lyricists. However, if the composer and lyricist are not the same, each owns a portion of the renewal rights. The composer and the lyricist may, assign their respective interests in the renewal rights to a publisher at the time of the assignment of the original copyright term. Such an assignment of the renewal term is effective, however, only if the assignor survives the original term. If he does not, his heirs will succeed to his share of the renewal rights; and, in such event, these heirs are not obligated by the assignment of the rights to the publisher to whom the original assignment was made unless they joined in the assignment. In addition, the 1998 Copyright Extension Act allows writers (or their heirs) to elect, after either a 35 or 40-year period as specified in the statute, to terminate a transfer of license or renewal within five years of the expiration.
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
     The Trust cannot determine EMI’s ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.
     In connection with the distribution received by the Trust in December 2006, EMI charged the Trust with an adjustment of additional royalties paid by EMI in connection with an audit and settlement by the royalty recipient, in an aggregate amount of $427,000 relating to prior years. Those claimed adjustments, which the Trust is reviewing for accuracy and appropriateness, among other things, resulted in EMI paying the Trust the $167,500 minimum quarterly distribution in December 2006. In a statement accompanying its distribution to the Trust in March 2007, EMI characterized the minimum payment made in December 2006 as an advance, and had deducted that amount from its March 2007 distribution.
     In subsequent discussions, EMI has agreed that the minimum payment of $167,500 is a minimum entitlement to the Trust and not an advance. Accordingly, subsequent accountings by EMI have been restated. No additional amounts were owing to the Trust as a result of the restatements.
     EMI and the Trust agreed to continue efforts to settle the pending disputes without litigation. In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to expire on April 1, 2008, has been extended by mutual written consent to June 30, 2008.

Item 3. Quantitative and Quantitative Disclosures About Market Risk.
     Not applicable.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this Quarterly Report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust’s “disclosure controls and procedures” (as defined in Rules 13a-15 (e) and 15d-15 (e) of the Securities and Exchange Act of 1934) under the supervision and with the participation of the Trust’s management, including the chief financial individual providing accounting services and the trust officer of the corporate trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the corporate trustee concluded that the Trust’s disclosure controls and procedures are effective.
     (b) Changes in Internal Controls
          There were no changes in the Trust’s internal control over Financial reporting (as such term if defined in R 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, the Trust’s control over financial reporting.

PART II — OTHER INFORMATION
Items 1 through 5, inclusive, are not applicable.
Item 6. Exhibits and Reports on Form 8-K
     (a) Documents Filed As Part of This Report

Exhibit No.	Description
31.1	Certification of the chief financial individual providing accounting services (filed herewith)

31.2	Certification of the trust officer of the corporate trustee (filed herewith)

32.1	Certification of Chief financial individual providing accounting services pursuant to 18 U.S.C. § 1350 (furnished herewith)*

32.2	Certification of trust officer for the corporate trustee pursuant to 18 U.S.C. §1350 (furnished herewith)*

*	The information furnished in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.
     (b) Reports on Form 8-K
          None

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MILLS MUSIC TRUST
(Registrant)

Date: May 15, 2008	By:	/s/ Thomas MacKay
HSBC Bank USA Corporate Trustee