Form 10-Q
period 2008-06-30
MILLS MUSIC TRUST
filed 2008-07-31
CIK 66496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (As defined in rule 12b-2 of the exchange act.)
YES ☐ NO ☑
Number of Trust Units outstanding as of June 30, 2008 277,712

PART I – FINANCIAL STATEMENTS
Item 1. Financial Information
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended			Six Months Ended
	June 30			June 30
	2008		2007	2008		2007
Receipts:
From EMI	$201,363		$188,408	$568,471		$355,908

Undistributed cash at beginning of the period	44		52	4,422	*	42

Disbursements administrative expenses	(27,558)	*	(40,332)	(117,032)	*	(58,135)

Balance available for distribution	173,849		148,128	455,861		297,815

Cash distribution to unit holders	169,432		148,076	451,444		297,763

Undistributed cash at end of the period	$4,417		$52	$4,417		$52

Cash distribution per unit (Based on 277,712 units outstanding)	$.61		$.53	$1.63		$1.07

*	In June 2008 and December 2007, $4,375 of Trustee and transfer agent fees for each period, scheduled to be paid, were not paid due to clerical errors. These fees were paid in July 2008 and February 2008, respectively.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(CONTINUED)
(UNAUDITED)
NOTE 3. RELATED PARTY TRANSACTIONS (Continued)
     Pursuant to provisions, disbursements to related parties were made as follows for the three months and six months ended June 30, 2008 and 2007.

	Three Months Ended			Six Months Ended
	June 30			June 30
	2008		2007	2008		2007
HSBC Bank USA:
Trustee Fees	-0-	(1)	$625	$1,250	(1)	$1,250

Transfer agent & registrar	-0-	(1)	3,750	7,500	(1)	7,500

Administration	-0-		-0-	-0-		-0-

(1)  In June 2008 and December 2007, $4,375 of Trustee and transfer agent fees for each period, scheduled to be paid, were not paid due to clerical errors. These fees were paid in July 2008 and February 2008, respectively.
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
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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
     EMI and the Trust agreed to continue efforts to settle the pending disputes without litigation. In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to expire on April 1, 2008, was extended by mutual written consent to June 30, 2008. The Trust and EMI have further agreed to extend the Tolling Agreement to September 30, 2008.

PART I – FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Results of Operations
     The Trust’s receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the “nostalgia” appeal of older copyrighted songs.
     The Trust’s contingent fee income over the last three years has averaged approximately $1,271,000 per year. In addition to the above, there are a number of factors, which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.
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
     EMI and the Trust agreed to continue efforts to settle the pending disputes without litigation. In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to expire on April 1, 2008, was extended by mutual written consent to June 30, 2008. The Trust and EMI have further agreed to extend the Tolling Agreement to September 30, 2008.

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

PART II – OTHER INFORMATION
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

MILLS MUSIC TRUST

(Registrant)

Date: July 31, 2008	By:	/s/ Thomas MacKay

HSBC Bank USA Corporate Trustee