Form 10-Q
period 2008-09-30
MILLS MUSIC TRUST
filed 2008-11-12
CIK 66496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file Number — 2-22997
MILLS MUSIC TRUST

(Exact name of registrant as specified in its charter)

New York	13-6183792

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O HSBC Bank USA, N/A Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018-2706
(Address of principal executive offices)	(ZIP Code)
(Registrant’s telephone number, including area code (212) 525-1349
Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (As defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of the Registrant’s Trust Units outstanding as of September 30, 2008 was 277,712.

PART I — FINANCIAL STATEMENTS
Item 1. Financial Information
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Receipts:
From EMI	$263,394	$622,121	$831,865	$978.029

Undistributed cash at beginning of the period	4,417	52	4,422	42

Disbursements-administrative expenses *	(61,540)	(66,620)	(178,552)	(124,755)

Balance available for distribution	$206,291	555.553	657,735	853,316

Cash distribution to unit holders	206,229	555,502	657,673	853,265

Undistributed cash at end of the period	$62	$51	$62	$51

Cash distribution per unit (based on 277,712 units outstanding)	$.74	$2.00	$2.37	$3.07

*	In June 2008 and December 2007, $4,375 of Trustee and transfer agent fees for each period, scheduled to be paid, were not paid due to clerical errors. These fees were paid in July 2008 and February 2008, respectively.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(CONTINUED)
(UNAUDITED)
NOTE 3. RELATED PARTY TRANSACTIONS (Continued)
Pursuant to provisions, disbursements to related parties were made as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
HSBC Bank USA:
Trustee Fees	$625	$625	$1,875	$1,875

Transfer agent and registrar	3,750	3,750	11,250	11,250

Administration	—	125	—	125
     In June 2008 and December 2007, $4,375 of Trustee and transfer agent fees for each period, scheduled to be paid, were not paid due to clerical errors. These fees were paid in July 2008 and February 2008, respectively.
NOTE 4. ROYALTIES
     A listing received in 2008 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs of the subject copyrighted songs of EMI, with the original copyright dates shown, indicates that the copyright dates range from 1922 to 1962. This song listing indicates that no copyrights of those top 50 songs will reach the 95-year expiration within the next five years. The listing does not provide an indication of the percentage of income earned by each copyright to total income.
     The Trust cannot determine EMI’s ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(CONTINUED)
(UNAUDITED)
NOTE 4. ROYALTIES (Continued)
          In connection with the distribution received by the Trust in December 2006, EMI charged the Trust an adjustment of additional royalties paid by EMI in connection with an audit and settlement by the royalty recipient, in an aggregate amount of $427,000 relating to prior years. Those claimed adjustments, which the Trust is reviewing for accuracy and appropriateness among other things, resulted in EMI paying the Trust the $167,500 minimum quarterly distribution in December 2006. In a statement accompanying its distribution to the Trust in March 2007, EMI characterized the minimum payment made in December 2006 as an advance, and had deducted that amount from its March 2007 distribution.
     In subsequent discussions, EMI has agreed that the minimum payment of $167,500 is an entitlement of the Trust and not an advance. Accordingly, subsequent accountings by EMI have been restated. No additional amounts were owing to the Trust as a result of the restatements.
     EMI and the Trust agreed to continue efforts to settle the pending disputes without litigation. In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to expire on April 1, 2008, was extended by mutual written consent to June 30, 2008 and then to September 28, 2008.
     The Trust and EMI have further agreed to extend the Tolling Agreement through December 27, 2008.

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
     EMI and the Trust agreed to continue efforts to settle the pending disputes without litigation. In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to expire on April 1, 2008, was extended by mutual written consent to June 30, 2008 and then to September 28, 2008.
     The Trust and EMI have further agreed to extend the Tolling Agreement through December 27, 2008.

Item 3. Quantitative and Quantitative Disclosures About Market Risk.
          Not applicable.
Item 4T Controls and Procedures
          As of the end of the period covered by this Quarterly Report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust’s “disclosure controls and procedures” (as defined in Rules 13a-15 (e) and 15d-15 (e) of the Securities and Exchange Act of 1934, as amended) under the supervision and with the participation of the Trust’s management, including the chief financial individual providing accounting services and the trust officer of the corporate trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the corporate trustee concluded that the Trust’s disclosure controls and procedures are effective.
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Trust’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Trust’s reports filed under the Exchange Act is accumulated and communicated to Trust’s management, including the chief financial individual providing accounting services and the trust officer of the corporate trustee, to allow timely decisions regarding required disclosure.
          There were no changes in the Trust’s internal control over financial reporting (as such term is defined in R 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended)during the fiscal period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Trust’s control over financial reporting.

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

MILLS MUSIC TRUST (Registrant)
Date: November 12, 2008	By:	/s/ Thomas G. Mackay
HSBC Bank USA, NA
Corporate Trustee