Form 10-K
period 2008-12-31
MILLS MUSIC TRUST
filed 2009-04-15
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

Commission file number: 2-22997

MILLS MUSIC TRUST

(Exact name of registrant as specified in its charter)

New York	13-6183792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o HSBC BANK USA, N.A., Corporate Trust Issuer Services, 425 Fifth Avenue, New York, NY 10018

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 212-525-1349

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Trust Units	OTC Bulletin Board Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of voting Trust Units held by non-affiliates as of March 18, 2009 (based upon the closing price of $21.00 per Voting Trust as quoted on the New York Stock Exchange), was approximately $5,832,000.

Total Trust Units outstanding as of March 18, 2009 was 277,712.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

ITEM 1.	BUSINESS

Mills Music Trust (the “Trust”) was created, by a Declaration of Trust dated December 3, 1964, for the purpose of acquiring, from Mills Music, Inc. (“Old Mills”), the rights to receive payment of a deferred contingent purchase price obligation payable to Old Mills. The purchase price obligation arose as the result of the sale by Old Mills of its musical copyright catalogue to a newly formed company (“New Mills”) pursuant to an Asset Purchase Agreement.

In payment for the aforementioned catalogue, New Mills agreed in the Asset Purchase Agreement to make quarterly payments to Old Mills (the “Contingent Portion”) measured by the royalty income generated from the catalogue and, subject to certain limitations and conditions, from any copyrights thereafter acquired by New Mills.

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

The Declaration of Trust prohibits the Trust from engaging in any business; the Trust’s sole activity is the receipt of the periodic installments of the purchase price and the distribution thereof (after payment of administrative expenses of the Trust) to the owners of units of beneficial interest in the Trust.

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

The following selected financial data for the years ended December 31, 2008 through 2004 are derived from the Trust’s audited financial statements. The data set forth below should be read in conjunction with financial statements of the Trust and the notes thereto and management discussions and analysis appearing elsewhere herein.

Year Ended December 31,	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distribution Per Unit*
2008	$999,365	$806,804	$2.91

2007	$1,145,529	$974,962	$3.51

2006	$1,309,450	$1,243,594	$4.48

2005	$1,358,540	$1,269,573	$4.57

2004	$1,234,485	$1,152,464	$4.15

*	Based on the 277,712 Trust Units outstanding

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE TRUST’S RECEIPTS

The Trust’s receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the “nostalgia” appeal of older copyrighted songs.

The Trust’s contingent fee income over the last three years has averaged approximately $1,151,000 per year. In addition to the above, there are a number of factors, which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission.

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

A listing received in 2009 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs of the subject copyrighted songs, with the original copyright dates shown, indicates that the copyright dates range from 1922 to 1960. The listing indicates that the copyright of one song has expired and is in “public domain”. The gross royalties EMI received for this song aggregated less than 2% of the gross income of the top 50 earning songs. EMI continues to administer this song for the copyright owner.

No copyrights of the balance of the top 50 songs will reach the 95-year expiration within the next five years. However, in 2010 EMI will lose the U.S. rights to one song, amounting to approximately 1% of the gross income of the top 50 earning songs, but will continue to administer this song on behalf of the copyright owner.

Seven of the top 50 songs account for approximately 65% of the earnings attributable to the 50 songs. The earliest expiration of the copyrights for these seven songs is 2024.

The Trust cannot determine EMI’s ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.

In connection with the distribution received by the Trust in December 2006, EMI charged the Trust with an adjustment of additional royalties paid by EMI in connection with an audit and settlement by the royalty recipient, in an aggregate amount of $427,000 relating to prior years. Those claimed adjustments, which the trust is reviewing for accuracy and appropriateness, among other things, resulted in EMI paying the Trust the $167,500 minimum in December 2006. In a statement accompanying its distribution to the Trust in March 2007, EMI continued to characterize the minimum payment made in December 2006 as an advance, and had deducted that amount from its March 2007 distribution.

In subsequent discussions, EMI has agreed that the minimum payment of $167,500 is a minimum entitlement to the Trust and not an advance. Accordingly, subsequent accountings by EMI have been restated. No additional amounts were owing to the Trust as a result of the restatements.

EMI and the Trust agreed to continue efforts to settle the pending disputes without litigation. In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to expire on April 1, 2008, has been extended by mutual written consent to April 26, 2009.

ITEM 7A.	NOT APPLICABLE

ITEM 8.	AUDITORS’ REPORT AND FINANCIAL STATEMENTS

The Auditors’ reports and financial statements begin on page 7 of this report.

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Trustees and Unit Owners

    Mills Music Trust

We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust as at December 31, 2008 and 2007. This financial statement is the responsibility of the Trust’s management. Our responsibility is to express an opinion on this financial statement based on our audits.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust as at December 31, 2008 and 2007, on the basis of accounting described in Note 1.

/s/ Cornick, Garber & Sandler, LLP
CORNICK, GARBER & SANDLER, LLP

New York, New York

April 13, 2009

825 Third Avenue New York, NY 10022-9524  212 557-3900  Fax 212 557-3936

50 Charles Lindbergh Boulevard Uniondale, NY 11553-3600  516 542-9030  Fax 516 542-9035

MILLS MUSIC TRUST

STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS

TWO YEARS ENDED DECEMBER 31, 2008

	2008	2007
Receipts from EMI	$999,365	$1,145,529
Undistributed Cash at Beginning of Year	4,422	42
Disbursements - Administrative Expenses	(196,895)	(166,187)

Balance Available for Distribution	806,892	979,384
Cash Distributions to Unit Holders	(806,804)	(974,962)

Undistributed Cash at end of the year	$88	$4,422 *

Cash Distributions Per Unit based on the 277,712 Trust Units Outstanding	$2.91	$3.51

The Trust does not prepare a balance sheet or a statement of cash flows.

See accompanying Notes to Statement of Cash Receipts and Disbursements.

*	In December 2007, $4,375 of Trustee and transfer agent fees scheduled to be paid were not due to a clerical error. These disbursements were made in February 2008.

MILLS MUSIC TRUST

NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS

TWO YEARS ENDED DECEMBER 31, 2008

NOTE 1. ACCOUNTING POLICIES AND GENERAL INFORMATION

Mills Music Trust (the “Trust”) was created in 1964 for the purpose of acquiring the rights to receive payment of a deferred contingent purchase price contract obligation payable by Mills Music, Inc. (“Mills”). The contingent payments are determined quarterly and are based on a formula which takes into account gross royalty income paid to composers, authors and others, and less amounts deducted by Mills in accordance with contract terms.

Payments from Mills to the Trust are due in March, June, September and December and include net royalty income received during the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the unit holders after payment of expenses. As of December 31, 2008 there were approximately $1,731 of unpaid bills for services rendered to the Trust to be paid from the proceeds of subsequent royalty receipts.

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

MILLS MUSIC TRUST

NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)

TWO YEARS ENDED DECEMBER 31, 2008

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

Pursuant to these provisions, disbursements were made as follows for the two years ended December 31:

Trustees	2008		2007
HSBC Bank USA
National Association:

Trustee fees	$3,125	*	$1,875	*
Transfer agent and registrar fees	18,750	*	11,375	*
Expenses	350

*	In December 2007, $4,375 of Trustee and transfer agent fees scheduled to be paid were not due to a clerical error. These disbursements were made in February 2008.

NOTE 4. ROYALTIES

A listing received in 2009 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs of the subject copyrighted songs, with the original copyright dates shown, indicates that the copyright dates range from 1922 to 1960. The listing indicates that the copyright of one song has expired and is in “public domain”. The gross royalties EMI received for this song aggregated less than 2% of the gross income of the top 50 earning songs. EMI continues to administer this song for the copyright owner.

No copyrights of the balance of the top 50 songs will reach the 95-year expiration within the next five years. However, in 2010 EMI will lose the U.S. rights to one song, amounting to approximately 1% of the gross income of the top 50 earning songs, but will continue to administer this song on behalf of the copyright owner.

Seven of the top 50 songs account for approximately 65% of the earnings attributable to the 50 songs. The earliest expiration of the copyrights for these seven songs is 2024.

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

EMI and the Trust agreed to continue efforts to settle the pending disputes without litigation. In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to expire on April 1, 2008, has been extended by mutual written consent to April 26, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Annual Report on Disclosure Controls and Procedures.

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust officer of the corporate trustee and the chief financial individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2008. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust as defined in Rule 13a-15(f) under the Exchange Act. The Trust’s internal control financial reporting is designed to provide reasonable assurance to management regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on management’s assessment, we believe that, as of December 31, 2008, the Trust’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting in the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

ITEM 11.	EXECUTIVE COMPENSATION (See Item 13)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

To the best knowledge of the Trustees, the only persons who beneficially own more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Units Owned	Percent of Units Outstanding
MPL Communications, Ltd.
39 West 54th Street
New York, New York 10019	79,609 Units	28.67%

Cede & Co.
PO Box 20
Bowling Green St.
NY, NY 10004	149,665 Units	53.89%

Based on statement filed with the SEC pursuant to Section 13 (d) or 13 (g) of the Act.

(b)	Security Ownership of Management

The present Trustee has no beneficial ownership in the Trust.

(c)	Changes in Control

The Trustees know of no contractual arrangements, which may result in a change in control of the Trust at a subsequent date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Remunerations of Directors and Officers

The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of his duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 2008, pursuant to these provisions, HSBC Bank USA National Association received $2,500 as their trustee fee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s statement of cash receipts and disbursements and the review of interim financial statements included in the quarterly reports on Form 10-Q aggregated $15,000 in both 2008 and 2007.

Audit-Related Fees

NONE

Tax Fees

NONE

All Other Fees

NONE

The Trust is not a corporate entity and thus does not have an Audit Committee. The Trustee has established a pre-approval policy with regard to audit, audit-related and certain non-audit engagements by the Trust of its independent auditors. Under this policy, the Trustee annually pre-approves certain limited, specified recurring services, which may be provided by the Trust’s independent auditors, subject to maximum dollar limitations. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trustee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Public Accountants	7

Statement of cash receipts and disbursements - Years ended December 31, 2008 and 2007	8

Notes to statement of cash receipts and disbursements	9-11

2. FINANCIAL STATEMENT SCHEDULES	None

3. EXHIBITS	None

4.1	Declaration of Trust dated as of December 31, 1964 (1)
4.2	Asset purchase agreement dated December 5, 1964 (1)
31.1	Certification of chief financial individual providing accounting services (Filed herewith)
31.2	Certification of trust officer for the corporate trustee (filed herewith)
32.1	Certification of chief financial individual providing accounting services pursuant to 18 U.S.C. § 1350 (furnished herewith)**
32.2	Certification of trust officer for the corporate trustee pursuant to 18 U.S.C. § 1350 (furnished herewith)**

(1)	Incorporated by reference to the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2005 (File No. 2-22997).
**	The information furnished in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009	Mills Music Trust

	By:	/s/ Thomas Mackay
	Name:	Thomas Mackay
	Title:	Trust Officer of the Corporate Trustee