Form 10-Q
period 2009-03-31
MILLS MUSIC TRUST
filed 2009-05-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
YES ☑   NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (As defined in rule 12b-2 of the Exchange Act). YES ☐   NO ☑
The number of the Registrant’s Trust Units outstanding as of March 31, 2009 was 277,712.

PART I — FINANCIAL STATEMENTS
Item 1. Financial Information
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended
	March 31
	2009	2008
Receipts:
From EMI	$284,164	$367,108

Undistributed cash at beginning of the period	88	4,422	*

Disbursements — administrative expenses	(12,153)	(89,474	)*

Balance available for distribution	272,099	282,056

Cash distribution to unit holders	272,018	282,012

Undistributed cash at end of the period	$81	$44

Cash distribution per unit (based on 277,712 units outstanding)	$.9795	$1.0155

See accompanying Notes to Statements of Cash Receipts and Disbursements.

*	In December 2007, $4,375 of Trustee and transfer agent fees, scheduled to be paid, were not paid due to a clerical error. These fees were paid in February 2008.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(CONTINUED)
(UNAUDITED)
NOTE 3. RELATED PARTY TRANSACTIONS (Continued)
Pursuant to provisions, disbursements to related parties were made as follows for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31
	2009	2008
HSBC Bank USA:
Trustee Fees	$625	$1,250

Transfer agent and registrar	$3,750	$7,500

Administration	-0-	-0-
     In both December 2007and June 2008 $4,375 of Trustee and transfer agent fees, scheduled to be paid, were not paid due to a clerical error. These fees were paid in February 2008 and July 2008, respectively.
NOTE 4. ROYALTIES
     A listing received in 2009 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs for the year 2008, of the subject copyrighted songs, with the original copyright dates shown, indicates that the copyright dates range from 1922 to 1960. The listing indicates that the copyright of one song has expired and is in “public domain”. The gross royalties EMI received for this song aggregated less than 2% of the gross income of the top 50 earning songs. EMI continues to administer this song for the copyright owner.
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

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(CONTINUED)
(UNAUDITED)
NOTE 4. ROYALTIES (Continued)
     EMI and the Trust agreed to continue efforts to settle disputes arising from deductions taken by EMI in connection with royalty payments to the Trust in prior years, without any litigation.
     In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to initially expire on April 1, 2008, has been extended by mutual written consent through August 24, 2009.

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
     A listing received in 2009 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs for the year 2008, of the subject copyrighted songs, with the original copyright dates shown, indicates that the copyright dates range from 1922 to 1960. The listing indicates that the copyright of one song has expired and is in “public domain”. The gross royalties EMI received for this song aggregated less than 2% of the gross income of the top 50 earning songs. EMI continues to administer this song for the copyright owner.
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
     EMI and the Trust agreed to continue efforts to settle disputes arising from deductions taken by EMI in connection with royalty payments to the Trust in prior years, without any litigation.
     In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to initially expire on April 1, 2008, has been extended by mutual written consent through August 24, 2009.
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

MILLS MUSIC TRUST (Registrant)
Date: May 14, 2009	By:	/s/ Thomas G. Mackay
HSBC Bank USA, NA
Corporate Trustee