Form 10-Q
period 2009-09-30
MILLS MUSIC TRUST
filed 2009-12-02
CIK 66496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (As defined in rule 12b-2 of the Exchange Act). YES ☐      NO ☑
The number of the Registrant’s Trust Units outstanding as of September 30, 2009 was 277,712.

PART I — FINANCIAL STATEMENTS

Item 1. Financial Information
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Receipts:
From EMI	$236,815	$263,394	$751,622	$831,865

Undistributed cash at beginning of the period	88	4,417	88	4,422

Disbursements- administrative expenses *	(7,792)	(61,540)	(59,599)	(178,552)

Balance available for distribution	$229,111	$206,291	692,111	657,735

Cash distribution to unit holders	229,029	206,229	692,029	657,673

Undistributed cash at end of the period	$82	$62	$82	$62

Cash distribution per unit (based on 277,712 units outstanding)	$.82	$.74	$2.49	$2.37

*	In June 2008 and December 2007, $4,375 of Trustee and transfer agent fees for each period, scheduled to be paid, were not paid due to clerical errors. These fees were paid in July 2008 and February 2008, respectively.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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
     The trust has considered subsequent events occurring through December 1, 2009 in the preparation of its financial statements.
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

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(CONTINUED)
(UNAUDITED)
NOTE 3. RELATED PARTY TRANSACTIONS (Continued)
Disbursements to related parties were made as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
HSBC Bank USA:
Trustee Fees	$625	$625	$1,875	$1,875

Transfer agent and registrar	3,750	3,750	11,250	11,250
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
     No copyrights, other than as described below, of the balance of the top 50 songs will reach the 95-year expiration within the next five years. However, in 2010 EMI will lose the U.S. rights to one song, amounting to approximately 1% of the gross income of the top 50 earning songs, but will continue to administer this song on behalf of the copyright owner.
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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(CONTINUED)
(UNAUDITED)
NOTE 4. ROYALTIES (Continued)
     EMI and the Trust agreed to continue efforts to settle disputes arising from deductions taken by EMI in connection with royalty payments to the Trust in prior years, without any litigation.
     In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to initially expire on April 1, 2008, has been extended by mutual written consent through December 22, 2009.

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
     No copyrights, other than as described below, of the balance of the top 50 songs will reach the 95-year expiration within the next five years. However, in 2010 EMI will lose the U.S. rights to one song, amounting to approximately 1% of the gross income of the top 50 earning songs, but will continue to administer this song on behalf of the copyright owner.
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
     In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement. Pursuant to the Tolling Agreement, the parties agreed to suspend recognition of the passage of time for purposes of any relevant statue of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to initially expire on April 1, 2008, has been extended by mutual written consent through December 22, 2009.         .

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

PART II — OTHER INFORMATION
Items 1 through 5, inclusive, are not applicable.
Item 6 Exhibits and Reports on Form 8-K
     (a) Documents Filed As Part of This Report

Exhibit No.	Description
31.1	Certification of the chief financial individual providing accounting services (filed herewith)

31.2	Certification of the trust officer of the corporate trustee (filed herewith)

32.1	Certification of Chief financial individual providing

32.2	accounting services pursuant to 18 U.S.C. § 1350 (furnished herewith)* Certification of trust officer for the corporate trustee pursuant to 18 U.S.C. §1350 (furnished herewith)*

*	The information furnished in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.
     (b) Reports on Form 8-K
          None

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MILLS MUSIC TRUST
(Registrant)

Date: December 1, 2009	By:	/s/ Frank Godino HSBC Bank USA, NA
Corporate Trustee