Form 10-K
period 2009-12-31
MILLS MUSIC TRUST
filed 2010-03-31
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2009
Commission file number 2-22997
MILLS MUSIC TRUST
(Exact name of registrant as specified in its charter)

New York	13-6183792
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o HSBC BANK USA, N.A., Corporate Trust, Issuer Services
452 Fifth Avenue, New York, NY	10018
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 212- 525-1349
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Trust Units	OTC Bulletin Board Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b — 2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act).
☐ Yes ☑ No
The aggregate market value of voting Trust Units held by non-affiliates as of March 18 , 2010 was approximately $11,108,000
Total Trust Units outstanding as of March 18, 2010 was 277,712.

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
     The Asset Purchase Agreement provides that the obligation to make payments will terminate on the last day of the year in which the last purchased copyright, or a renewal thereof, expires and cannot be renewed. When the existing copyrights begin to expire, the size of each payment will become increasingly dependent on the success in which New Mills has in acquiring and exploiting new copyrights.

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
ITEM 3. LEGAL PROCEEDINGS
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     Not Applicable.
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data for the years ended December 31, 2009 through 2005 are derived from the Trust’s audited financial statements. The data set forth below should be read in conjunction with financial statements of the Trust and the notes thereto and management discussions and analysis appearing elsewhere herein.

		Cash	Cash
Year Ended	Receipts From	Distributions	Distribution
December 31,	EMI	to Unit Holders	Per Unit*
2009	$1,039,162	$963,437	$3.47
2008	$999,365	$806,804	$2.91
2007	$1,145,529	$974,962	$3.51
2006	$1,309,450	$1,243,594	$4.48
2005	$1,358,540	$1,269,573	$4.57

*	Based on the 277,712 Trust Units outstanding
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE TRUST’S RECEIPTS
     The Trust’s receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the “nostalgia” appeal of older copyrighted songs.
     The Trust’s contingent fee income over the last three years has averaged approximately $1,061,352 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-

term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission and the change in the contingent portion payable to the Trust beginning for the first quarter of 2010.
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

     A listing received in 2010 from EMI (current owner and administrative entity for the copyright materials) of the top 50 money earning songs for the year 2009, of the subject copyrighted songs, with the original copyrights dates shown, indicates that the copyright dates range from 1917 to 1965. The listing indicates that the copyright of four songs have expired and are in “public domain”. The gross royalties EMI received for these songs aggregated approximately 2% of the gross income of the top 50 earning songs. EMI continues to administer this song for the copyright owner.
     No copyrights, of the balance of the current top 50 songs will reach the 95-year expiration within the next five years.
     Ten of the top 50 songs account for approximately 67% of the earnings attributable to the top 50 songs. The earliest that a copyright for one of these top ten songs will expire is 2023.
     The Trust cannot determine EMI’s ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.
     EMI and the Trust agreed to continue efforts to settle disputes of a net $259,500 arising from deductions taken by EMI in connection with royalty payments to the Trust in prior years, without any litigation.
     In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement, pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was schedule to initially expire on April 1, 2008, has been extended by mutual written consent through June 15, 2010.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not applicable.
ITEM 8. AUDITORS’ REPORT AND FINANCIAL STATEMENTS
     The Auditors’ reports and financial statements begin on page 7 of this report.

Cornick Garber Sandler
Certified Public Accountants & Advisors
Report of Independent Registered Public Accounting Firm
The Trustees and Unit Owners
Mills Music Trust
We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust as at December 31, 2009. This financial statement is the responsibility of the Trust’s management. Our responsibility is to express an opinion on this financial statement based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As described in Note 1, this financial statement was prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, the financial statement referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust as at December 31, 2009, on the basis of accounting described in Note 1.

/s/ Cornick, Garber & Sandler, LLP CORNICK, GARBER & SANDLER, LLP
New York, New York
March 29, 2010
Cornick, Garber & Sandler, LLP
825 Third Avenue, New York NY 10022-9524  T  212.557.3900  F  212.557.3936
50 Charles Lindbergh Blvd, Uniondale, NY 11553-3600  T  516.542.9030  F  516.542.9035

7

MILLS MUSIC TRUST
STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

	2009	2008
Receipts from EMI	$1,039,162	$999,365

Undistributed Cash at Beginning of Year	88	4,422

Disbursements — Administrative Expenses	(71,356)	(196,895)

Balance Available for Distribution	967,894	806,892

Cash Distributions to Unit Holders	963,437	(806,804)

Undistributed Cash at End of the year	$4,457	$88

Cash Distributions Per Unit based on the 277,712 Trust Units Outstanding	$3.47	$2.91

     The Trust does not prepare a balance sheet or a statement of cash flows.
     See accompanying Notes to Statement of Cash Receipts and Disbursements.

*	In December 2007 and December 2009, $4,375 of Trustee and transfer agent fees, that were scheduled to be paid, went unpaid. These disbursements were made in February 2008 and January 2010 respectively.

MILLS MUSIC TRUST
NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
TWO YEARS ENDED DECEMBER 31,2009
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
     Payments from Mills to the Trust are due in March, June, September and December and include net royalty income received during the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the unit holders after payment of expenses. As of December 31, 2009 there were approximately $24,400 of unpaid expenses for services rendered to the Trust to be paid from undistributed proceeds on hand (4,457) and the proceeds of subsequent royalty receipts.
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

MILLS MUSIC TRUST
NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
TWO YEARS ENDED DECEMBER 31, 2009
NOTE 3. RELATED PARTY TRANSACTIONS (Continued)
     Pursuant to these provisions, disbursements were made as follows for the two years ended December 31:

Trustees	2009	2008
HSBC Bank USA National Association:

Trustee fees	$1,875	$3,125	*
Transfer agent and registrar fees	11,250	18,750	*
Expenses		350	*

*	In December 2007 and December 2009 $4,375 of Trustee and transfer agent fees, scheduled to be paid were not. These disbursements were made in February 2008 and January 2010, respectively.
NOTE 4. ROYALTIES
     A listing received in 2010 from EMI (current owner and administrative entity for the copyright materials) of the top 50 money earning songs for the year 2009, of the subject copyrighted songs, with the original copyrights dates shown, indicates that the copyright dates range from 1917 to 1965. The listing indicates that the copyright of four songs have expired and are in “public domain”. The gross royalties EMI received for these songs aggregated approximately 2% of the gross income of the top 50 earning songs. EMI continues to administer this song for the copyright owner.
     No copyrights, of the balance of the top 50 songs will reach the 95-year expiration within the next five years.
     Ten of the top 50 songs account for approximately 67% of the earnings attributable to the top 50 songs. The earliest that a copyright for one of these top ten songs will expire is 2023.
     The Trust cannot determine EMI’s ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.

MILLS MUSIC TRUST
NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
TWO YEARS ENDED DECEMBER 31, 2009
     EMI and the Trust agreed to continue efforts to settle disputes of a net $259,500 arising from deductions taken by EMI in connection with royalty payments to the Trust in prior years, without any litigation.
     In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement, pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was schedule to initially expire on April 1, 2008, has been extended by mutual written consent through June 15, 2010.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Managements Annual Report on Disclosure Controls and Procedures
     The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, which is comprised of the Trust officer of the corporate trustee and the chief financial individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2009. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     Management’s Annual Report on Internal Control over Financial Reporting.
     Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust as defined in Rule 13a-15 (f) under the Exchange Act. The Trust’s internal control financial reporting is designed to provide reasonable assurance to management regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on management’s assessment, we believe that, as of December 31, 2009, the Trust’s internal control over financial reporting is effective based on those criteria.
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
     Changes in Internal Control Over Financial Reporting.
     There were no changes in the Trust’s internal control over financial reporting in the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The Trust is not a corporate entity and thus does not have an Audit Committee. The Trustee has established a pre-approval policy with regard to audit, audit-related and certain non-audit engagements by the Trust of its independent auditors. Under this policy, the Trustee annually pre-approves certain limited, specified recurring services which may be provided by the Trust’s independent auditors, subject to maximum dollar limitations. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trustee.
ITEM 11. EXECUTIVE COMPENSATION
     See ITEM 13.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     (a) Security Ownership of Certain Beneficial Owners
     To the best knowledge of the Trustees, the only persons who beneficially own more than 5% of the Trust Units are as follows:

		Percent
Name and Address of	Number of	of Units
Beneficial Owner	Units Owned	Outstanding
MPL Communications, Ltd. 41 West 54th Street New York, New York 10019	79,609 Units	28.67%

Cede & Co. PO Box 20 Bowling Green St. NY, NY 10004	157,574 Units	56.74%

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     (a) Remunerations of Directors and Officers
     The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of his duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Units). The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 2009, pursuant to these provisions, HSBC Bank USA National Association received $ 1,875 as their trustee fee;the balance being paid in January 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit Fees
     Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s statement of cash receipts and disbursements and the review of interim financial statements included in the quarterly reports on Form 10-Q aggregated $14,000 2009 and 15,000 2008, respectively.
Audit-Related Fees
     None.
Tax Fees
     None.
All Other Fees
     None.
Audit Committee
     The Trust is not a corporate entity and thus does not have an Audit Committee. The Trustee has established a pre-approval policy with regard to audit, audit-related and certain non-audit engagements by the Trust of its independent auditors. Under this policy, the Trustee annually pre-approves certain limited, specified recurring services which may be provided by the Trust’s independent auditors, subject to maximum dollar limitations. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trustee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

Page
1. FINANCIAL STATEMENTS

Independent Auditors’ Reports	7

Statement of cash receipts and disbursements - years ended December 31, 2009 and 2008	8

Notes to statement of cash receipts and disbursements	9-11

2. FINANCIAL STATEMENT SCHEDULES	None

3. EXHIBITS	None

4.1	Declaration of Trust dated as of December 31, 1964 (1)

4.2	Asset purchase agreement dated December 5, 1964 (1)

31.1	Certification of chief financial individual providing accounting services (filed herewith)

31.2	Certification of trust officer for the corporate trustee (filed herewith)

32.1	Certification of chief financial individual providing accounting services pursuant to 18 U.S.C. § 1350 (furnished herewith)**

32.2	Certification of trust officer for the corporate trustee pursuant to 18 U.S.C. § 1350 (furnished herewith)**

(1)	Incorporated by reference to the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2005 (File No. 2-22997).

**	The information furnished in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29 , 2010	Mills Music Trust
	By:	S/S Frank Godino