Form 10-Q
period 2010-03-31
MILLS MUSIC TRUST
filed 2010-05-13
CIK 66496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file Number – 2-22997
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
Indicate by check mark whether the registrant is a shell company (As defined in rule 12b-2 of the Exchange Act). YES ☐      NO ☑
The number of the Registrant’s Trust Units outstanding as of March 31, 2010 was 277,712.

PART I — FINANCIAL STATEMENTS
Item 1. Financial Information
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended
	March 31
	2010		2009
Receipts:
From EMI	$211,781		$284,164

Undistributed cash at beginning of the period	4,457		88

Disbursements- administrative expenses	(37,380)	*	(12,153)

Balance available for distribution	178,858		272,099

Cash distribution to unit holders	178,791		272,018

Undistributed cash at end of the period	$67		$81

Cash distribution per unit (based on 277,712 units outstanding)	$.64		$.98

See accompanying Notes to Statements of Cash Receipts and Disbursements.

*	In December 2009, $4,375 of Trustee and transfer agent fees, scheduled to be paid, went unpaid. These disbursements were made in January 2010.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
NOTE 1. ACCOUNTING POLICIES AND GENERAL INFORMATION
     Mills Music Trust (“the Trust”) was created in 1964 for the purpose of acquiring the rights to receive payment of a deferred contingent purchase price contract obligation, relating to certain copyright materials. The amounts are currently payable by EMI (the current owner and administrative entity for the copyrighted materials.) The contingent payments are determined quarterly and are based on a formula which takes into account gross royalty income paid to composers, authors and others, and less amounts deducted by EMI in accordance with contract terms. Through December 31, 2009, the contingent payment was calculated as the gross royalty income from existing copyrights for the applicable period, less royalty expenses and 25% to 35% of gross royalty income, and was guaranteed to be at least a minimum of $167,500 per quarter. Commencing with the first quarter of 2010, which will be reported on a cash basis for the three months ended June 30, 2010, the contingent portion for each quarterly period is calculated as 75% of the gross royalty income, less related royalty expenses with no guaranteed minimum.
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
NOTE 3. RELATED PARTY TRANSACTIONS
     The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of their duties. The Declaration of Trust further provides for reimbursement to the corporate trustee for its clerical and administrative services to the Trust. Accordingly, HSBC Bank USA, the corporate trustee, also receives reimbursement for

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(CONTINUED)
(UNAUDITED)
NOTE 3. RELATED PARTY TRANSACTIONS (Continued)
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
Disbursements to related parties were made as follows for the three months ended March 31, 2010 and 2009

	Three Months Ended
	March 31
	2010	2009
HSBC Bank USA:
Trustee Fees	$625	$625

Transfer agent and registrar	$3,750	$3,750
     In December 2009, $4,375 of Trustee and transfer agent fees, scheduled to be paid, went unpaid. These disbursements were made in January 2010.
NOTE 4. ROYALTIES
     A listing received in 2010 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs for the year 2009, of the subject copyrighted songs, with the original copyright dates shown, indicates that the copyright dates range from 1917 to 1965. The listing indicates that copyrights for four songs have expired and are in the “public domain”. The gross royalties EMI received for these four songs aggregated approximately 2% of the gross income of the top 50 earning songs. EMI continues to administer these songs for the copyright owners.
     No copyrights of the balance of the top 50 songs will reach the 95-year expiration within the next five years.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(CONTINUED)
(UNAUDITED)
NOTE 4. ROYALTIES (Continued)
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
     In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement, pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses either party could claim under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to initially expire on April 1, 2008, has been extended by mutual written consent through June 15, 2010.

PART I — FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Results of Operations
     The Trust’s receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the “nostalgia” appeal of older copyrighted songs.
     The Trust’s contingent fee income over the last three years has averaged approximately $1,061,352 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws, the effect of electronic copying of materials without permission and a change in the calculation of the contingent portion payable to the Trust from EMI beginning for the first quarter of 2010 that will be received during the second quarter 2010. Prior to the calculation change taking effect, the contingent portion of the payment was guaranteed at a minimum of $167,500 per quarter. Starting with the first quarter of 2010, there no longer is a guarantee. During the past five years, the quarterly calculation of the contingent portion of the payment has infrequently been below the guaranteed minimum amount. However, there can be no assurance that future quarterly contingent portion payments will not be below the previously guaranteed minimum amount.
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
     A listing received in 2010 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs for the year 2009, of the subject copyrighted songs, with the original copyright dates shown, indicates that the copyright dates range from 1917 to 1965. The listing indicates that copyrights for four songs have expired and are in the “public domain”. The gross royalties EMI received for these four songs aggregated approximately 2% of the gross income of the top 50 earning songs. EMI continues to administer this song for the copyright owner.
     No copyrights of the balance of the top 50 songs will reach the 95-year expiration within the next five years.
     Ten of the top 50 songs account for approximately 67% of the earnings attributable to the top 50 songs. The earliest that a copyright for one of these top ten songs will expire 2023.
     The Trust cannot determine EMI’s ability to secure renewals of the copyrighted material; however, under the trust agreement, EMI must use its best efforts to do so.
     EMI and the Trust agreed to continue efforts to settle disputes of a net $259,500 arising from deductions taken by EMI in connection with royalty payments to the Trust in prior years, without any litigation.
     In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement, pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses to either party could claim under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement which was scheduled to initially expire on April 1, 2008, has been extended by mutual written consent through June 15, 2010.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     Not applicable.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
     None.
Item 3. Default Upon Senior Securities.
     None
Item 5. Other Information.
     None
Item 6. Exhibits
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

MILLS MUSIC TRUST (Registrant)
Date: May 12, 2010	By:	/s/ Frank Godino
HSBC Bank USA, NA
Corporate Trustee