Form 10-Q
period 2010-09-30
MILLS MUSIC TRUST
filed 2010-11-22
CIK 66496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (As defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of the Registrant’s Trust Units outstanding as of September 30, 2010 was 277,712.

PART I — FINANCIAL STATEMENTS
Item 1. Financial Information
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Receipts:
From EMI	$294,241	$236,815	$673,522	$751,622

Undistributed cash at beginning of the period	67	88	4,457	88

Disbursements- administrative expenses *	(22,043)	(7,792)	(98,759)	(59,599)

Balance available for distribution	$272,265	$229,111	579,220	692,111

Cash distribution to unit holders	272,199	229,029	579,154	692,029

Undistributed cash at end of the period	$66	$82	$66	$82

Cash distribution per unit (based on 277,712 units outstanding)	$.98	$.82	$2.09	$2.49

See accompanying notes to statements of Cash Receipts and Disbursements.

*	In December 2009, $4,375 of Trustee and transfer agent fees, scheduled to be paid, went unpaid. These disbursements were made in January 2010.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS AND NINE MONTH ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
NOTE 1. ACCOUNTING POLICIES AND GENERAL INFORMATION
     Mills Music Trust (“the Trust”) was created in 1964 for the purpose of acquiring the rights to receive payment of a deferred contingent purchase price contract obligation, relating to certain copyright materials. The amounts are currently payable by EMI (the current owner and administrative entity for the copyrighted materials). The contingent payments are determined quarterly and are based on a formula set forth in the assets purchase agreement, dated December 5, 1964 (the “Asset Purchase Agreement”), which takes into account gross royalty income paid to composers, authors and others, and less amounts deducted by EMI in accordance with contract terms. Through December 31, 2009, the contingent payment was calculated as the gross royalty income from existing copyrights for the applicable period, less the sum of royalty expenses and 25% to 35% of gross royalty income, and was guaranteed to be at least a minimum of $167,500 per quarter under the terms of the Asset Purchase Agreement. Commencing with the first quarter of 2010, which was reported on a cash basis for the three months ended June 30, 2010, the contingent portion for each quarterly period is required to be calculated as 75% of the gross royalty income, less related royalty expenses with no guaranteed minimum.
     The Trust is of the view that EMI’s payment of the contingent portion received by the Trust for the first quarter of 2010 exceeded the amount required by the Asset Purchase Agreement, by $6,390.65. EMI was informed of the overpayment. EMI indicated that it would consider the matter. The Trust has yet to hear back from EMI on the matter. The Trust received $294,240.66 for the second quarter contingent fee payment. The Trust is of the view that the amount of this payment is deficient by $138,084.83. EMI was informed of the underpayment and has not yet responded to the Trust. Based on the payments received by the Trust for the first and second quarters of 2010, it appears that during 2010 EMI continues to apply the former method of calculating the contingent portion that the Trust considers to be exclusively applicable to periods ending prior to 2010.
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
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(CONTINUED)
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
Disbursements to related parties were made as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
HSBC Bank USA:
Trustee Fees	$625	$625	$2,500	$1,875

Transfer agent and registrar	$3,750	$3,750	$15,000	$11,250
     In December 2009, $4,375 of Trustee and transfer agent fees, scheduled to be paid, went unpaid. These disbursements were made in January 2010.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(CONTINUED)
(UNAUDITED)
NOTE 4. ROYALTIES
     A listing received in 2010 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs for the year 2009, of the subject copyrighted songs, with the original copyright dates shown, indicates that the copyright dates range from 1917 to 1965. The listing indicates that copyrights for four songs have expired, which means that the songs are in the “public domain”. The gross royalties EMI received for these four songs aggregated approximately 2% of the gross income for the year 2009 of the top 50 earning songs. EMI continues to administer these songs for the copyright owners.
     No copyrights of the balance of the top 50 songs will reach the 95-year expiration within the next five years.
     Ten of the top 50 songs account for approximately 67% of the earnings attributable to the top 50 songs. The earliest expiration date of a copyright for any of the top ten songs is in 2023.
     The Trust cannot determine EMI’s ability to secure renewals of the copyrighted material; however, under the Asset Purchase Agreement, EMI must use its best efforts to do so.
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
     The Trust’s contingent fee income over the last three years has averaged approximately $1,061,352 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws, the effect of electronic copying of materials without permission and a change in the calculation of the contingent portion payable to the Trust from EMI beginning for the first quarter of 2010 that was received beginning in the second quarter of 2010. Prior to the calculation change taking effect, the contingent portion of the payment was guaranteed at a minimum of $167,500 per quarter. It is the Trust’s view that starting with the first quarter of 2010, there is no longer a guarantee for the minimum payment. During the past five years, the quarterly calculation of the contingent portion of the payment has infrequently been below the guaranteed minimum amount. However, there can be no assurance that future quarterly contingent portion payments will not be below the previously guaranteed minimum amount.
     The Trust is of the view that EMI’s payment of the contingent portion received by the Trust for the first quarter of 2010 exceeded the amount required by the Asset Purchase Agreement, by $6,390.65. EMI was informed of the overpayment. EMI indicated that it would consider the matter. The Trust has yet to hear back from EMI on the matter. The Trust received $294,240.66 for the second quarter contingent fee payment. The Trust is of the view that the amount of this payment is deficient by $138,084.83. EMI was informed of the underpayment and has not yet responded to the Trust. Based on the payments received by the Trust for the first and second quarters of 2010, it appears that during 2010 EMI continues to apply the former method of calculating the contingent portion that the Trust considers to be exclusively applicable to periods ending prior to 2010.
     In 1976, the copyright law was changed for works that were within renewal terms between December 31, 1976 and December 31, 1978 to add an extension of 19 years to the 28-year renewal term. The original copyright term is 28 years. The amendment increased the total copyright term to 75 years. The Copyright Act of 1976 provided for a single term of life plus 70 years after author’s death (with some variations in different circumstances) for works created after January 1, 1978. The 1976 act provided that the writer and his heirs could terminate a transfer or license of the renewal copyright that was executed before 1978, so long as the termination was effected in a five-year period following the end of the initial 56-year period.
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
     A listing received in 2010 from EMI (the current owner and administrative entity for the copyright materials) of the top 50 money earning songs for the year 2009, of the subject copyrighted songs, indicates that original copyright dates range from 1917 to 1965. The listing also indicates that copyrights for four songs have expired, which means that the songs are in the “public domain”. The gross royalties EMI received for these four songs aggregated approximately 2% of the gross income of the top 50 earning songs. EMI continues to administer the songs for the copyright owner.
     No copyrights of the balance of the top 50 songs will reach the 95-year expiration within the next five years.
     Ten of the top 50 songs account for approximately 67% of the earnings attributable to the top 50 songs. The earliest expiration date of a copyright for any of the top ten songs is in 2023.
     The Trust cannot determine EMI’s ability to secure renewals of the copyrighted material; however, under the Asset Purchase Agreement, EMI must use its best efforts to do so.
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
     Not applicable.
Item 4. Disclosure Controls and Procedures
     (a) Controls and Procedures
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
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in the Trust’s internal control over financial reporting (as such term is defined in R 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended)during the fiscal period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Trust’s control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     None

Item 1A.	Risk Factors
     Not applicable

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.
     None

Item 3.	Default Upon Senior Securities
     None

Item 5.	Other Information.
     None

Item 6.	Exhibits
(a)	Documents Filed As Part of This Report

Exhibit No.	Description
31.1	Certification of the chief financial individual providing accounting services (filed herewith)

31.2	Certification of the trust officer of the corporate trustee (filed herewith)

32.1	Certification of chief financial individual providing accounting services pursuant to 18 U.S.C. § 1350 (furnished herewith)*

32.2	Certification of trust officer for the corporate trustee pursuant to 18 U.S.C. §1350 (furnished herewith)*

*	The information furnished in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

(b)	Reports on Form 8-K
None

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MILLS MUSIC TRUST (Registrant)
Date: November 22 , 2010	By:	/s/ Frank Godino
HSBC Bank USA, NA
Corporate Trustee