Form 10-K
period 2010-12-31
MILLS MUSIC TRUST
filed 2011-04-15
CIK 66496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2010
Commission file number 000-02123
MILLS MUSIC TRUST
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-6183792 (I.R.S. Employer Identification No.)

c/o HSBC BANK USA, N.A., Corporate Trust, Issuer Services
452 Fifth Avenue, New York, NY	10018
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: 212- 525-1349
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Trust Units	OTC Bulletin Board Market
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
☐ Yes     ☑ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b — 2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑.
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act).
☐ Yes     ☑ No
The aggregate market value of voting Trust Units held by non-affiliates as of March 23 , 2011 was approximately $11,247,000
Total Trust Units outstanding as of March 23 , 2011 was 277,712.

DOCUMENTS INCORPORATED BY REFERENCE
NONE
PART I
ITEM 1. BUSINESS
     Mills Music Trust (the “Trust”) was created, by a Declaration of Trust dated December 3, 1964, for the purpose of acquiring, from Mills Music, Inc. (“Old Mills”), the rights to receive payment of a deferred contingent purchase price obligation payable to Old Mills. The purchase price obligation arose as the result of the sale by Old Mills of its musical copyright catalogue to a newly formed company (“New Mills”) pursuant to an asset purchase agreement dated December 5, 1964 (the “Asset Purchase Agreement”).
     In payment for the aforementioned catalogue, New Mills agreed in the Asset Purchase Agreement to make quarterly payments to Old Mills (the “Contingent Portion”) measured by the royalty income generated from the catalogue and, subject to certain limitations and conditions, from any copyrights thereafter acquired by New Mills.
     Commencing with the first quarter of the year 2010, the Contingent Portion payable for each quarterly period is an amount equal to 75% of the gross royalty income of New Mills and/or its affiliated companies and their successors and assigns from the exploitation of the existing copyrights for such period, less the related royalty expense.
     Prior to the first quarter of 2010, the Contingent Portion payable for each quarterly period was an amount equal to the excess, if any, of (a) the gross royalty income from the exploitation of the purchased copyrights during such period (whether received by New Mills, its affiliated companies or any other party) over (b) the sum of (i) the greater of (x) 25% of such gross royalty income or (y) the lesser of $87,500 (as adjusted for inflation by reflecting changes in average weekly earnings of employees in the printing, publishing and allied industries since 1964) or 30% of such gross royalty income; and (ii) royalties required to be paid to composers, authors and others with respect to the existing copyrights. If the Contingent Portion as so computed was less than $167,500, then the Contingent Portion was computed on the basis of the gross royalty income and related expense of New Mills, its affiliated companies and their successors and assigns during such period not only from the exploitation of purchased copyrights, but also from any copyrights originated or acquired by New Mills and its affiliated companies subsequent to December 5, 1964 (with the deductions referred to in (i) and (ii) above) except that, when computed in this manner, the Contingent Portion could not exceed $167,500. In addition, for any quarterly period in which the Contingent Portion as calculated above exceeded $250,000, the percentage specified in (x) above was increased to as high as 35% based upon gross royalties for the quarter.

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
ITEM 1A. RISK FACTORS
     Not Applicable.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The administrative office of the Mills Music Trust is at HSBC Bank, USA, National Association, Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018. No expense is being charged or paid for the office space and office equipment that is being utilized by the Trust.
ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. REMOVED AND RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Trust Units are traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “MMTRS”.
The following table sets out the high and low bid information for the Trust Units as reported by the OTCMarkets.com for each period/quarter indicated. Quotations represent inter-dealers prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Calendar Period	High	Low
	$	$
2009
First Quarter	22.00	20.75
Second Quarter	21.00	20.50
Third Quarter	28.50	21.00
Fourth Quarter	30.00	28.00

2010
First Quarter	40.00	29.50
Second Quarter	42.00	36.00
Third Quarter	37.00	35.53
Fourth Quarter	40.00	36.50
Holders
As of March 23, 2011, there were 144 Trust Unit holders of record. Because many of such Trust Units are held by brokers and other institutions on behalf of Trust Unit holders, the Trust is unable to estimate the total number of Trust Unit holders represented by these record holders. As of March 23, 2011, the Trust Units had a bid and ask price of $39.64 .
Dividends
The Declaration of Trust requires the distribution of all funds by the Trust to Trust Unit holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursement” under the section headed “Item 8. Auditors’ Report and Financial Statements” for information about cash disbursements made to Trust Unit holders during the fiscal years ended December 31, 2009 and December 31, 2010.

Recent Sales of Unregistered Securities
     None.
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data for the years ended December 31, 2010 through 2006 are derived from the Trust’s audited financial statements. The data set forth below should be read in conjunction with financial statements of the Trust and the notes thereto and management discussions and analysis appearing elsewhere herein.

		Cash	Cash
Year Ended	Receipts From	Distributions	Distribution
December 31,	EMI	to Unit Holders	Per Unit*
2010	$1,013,161	$890,928	$3.21
2009	$1,039,162	$963,437	$3.47
2008	$999,365	$806,804	$2.91
2007	$1,145,529	$974,962	$3.51
2006	$1,309,450	$1,243,594	$4.48

*	Based on the 277,712 Trust Units outstanding
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE TRUST’S RECEIPTS
     The Trust’s receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the “nostalgia” appeal of older copyrighted songs.
     The Trust’s contingent fee income over the last three years has averaged $1,017,229 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws and the effect of electronic copying of materials without permission and a change in the calculation of the Contingent Portion payable to the Trust from EMI beginning with the first quarter of 2010. Prior to the calculation change taking effect, the Contingent Portion of the payment was guaranteed a minimum of

$167,500 per quarter. Starting with the first quarter of 2010, there is no longer a guarantee for the minimum payment. During the past five years, the quarterly calculation of the Contingent Portion of the payment has infrequently been below the guaranteed minimum amount. However, there can be no assurance that future quarterly Contingent Portion payments will not be below the previously guaranteed minimum amount going forward.
     As of December 31, 2010 EMI and the Trust have agreed on the computation of the Contingent Portion for quarterly periods that began with the first quarter of 2010. Amounts previously owing by EMI based upon the agreed upon method of calculation, were paid to the Trust in December, of 2010. See the Section headed “Item 1. Business” of this annual report for a description of the method for calculating the Contingent Portion for quarterly periods commencing with the first quarter of 2010.

     Payments of the Contingent Portion made to the Trust by EMI are based upon royalty income generated from the copyright catalogue. When the existing copyrights begin to expire the size of each Contingent Portion payment may decrease unless new copyrights are acquired and successfully exploited.
     A schedule received in 2011 from EMI (the current owner and administrative entity for the copyright materials) identifies the top 50 money earning songs in the catalogue for the year 2010. Ten of the top 50 songs account for approximately 66% of the earnings attributable to the top 50 songs. Each of the top 50 songs identified on the schedule obtained copyright registration under the Copyright Act of 1909 and have registration dates that range from 1922 to 1960.
     Copyright law provides for a possible 95 years of copyright protection, depending upon certain factors, including the initial registration date of each copyright. The copyright for one of the top 50 songs has expired and is in the public domain. However, for 2010, EMI has reported gross royalties for the expired song that aggregate less than 2% of the gross income of the top 50 earning songs.
     For the balance of the top 50 songs identified on the schedule, none of the copyrights will reach the 95-year expiration within the next five years. The earliest that a copyright for one of these songs will expire is 2018.
     Copyrighted works are also subject to rights of termination, which may impact whether EMI is able to retain rights during the term of certain copyrights in the catalogue. The Trust cannot determine EMI’s ability to secure renewals of any of the copyrighted works; however, under the Asset Purchase Agreement, EMI must use its best efforts to do so.
     EMI and the Trust agreed to continue efforts to settle disputes of a net $259,500 arising from deductions taken by EMI in connection with royalty payments to the Trust in prior years, without any litigation.
     In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement, pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to initially expire on April 1, 2008, has been extended by mutual written consent through June 15, 2011.
     As of February 2, 2011, it was announced that EMI has been acquired by Citigroup, which had provided financing in an acquisition of EMI in 2007. It is unclear what if any effect these events could have on EMI and/or the Trust.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not applicable.
ITEM 8. REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
     Report oF Independent Registered Accounting Firm and financial statements begin on page 8 of this report.

Report of Independent Registered Public Accounting Firm
The Trustees and Unit Owners
Mills Music Trust
We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above presents fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for the years ended December 2010 and 2009, on the basis of accounting described in Note 1.

/s/ CORNICK, GARBER & SANDLER, LLP
CORNICK, GARBER & SANDLER, LLP

New York, New York
April 14, 2011

Cornick, Garber & Sandler, LLP
825 Third Avenue, New York, NY 10022-9524 T 212.557.3900 F 212.557.3936
50 Charles Lindbergh Blvd., Uniondale, NY 11553-3600 T 516.542.9030 F 516.542.9035	cgscpa.com

MILLS MUSIC TRUST
STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
TWO YEARS ENDED DECEMBER 31, 2010

	2010		2009
Receipts from EMI	$1,013,161		$1,039,162
Undistributed Cash at Beginning of Year	4,457		88
Disbursements — Administrative Expenses	(126,623	)*	(71,356)

Balance Available for Distribution	890,995		967,894
Cash Distributions to Unit Holders	890,928		963,437

Undistributed Cash at End of the year	$67		$4,457

Cash Distributions Per Unit based on the 277,712 Trust Units Outstanding	$3.21		$3.47

     The Trust does not prepare a balance sheet or a statement of cash flows.
     See accompanying Notes to Statement of Cash Receipts and Disbursements.

*	In December 2009, $4,375 of Corporate Trustee and transfer agent fees, that were scheduled to be paid, went unpaid. These disbursements were made in January 2010.

MILLS MUSIC TRUST
NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
TWO YEARS ENDED DECEMBER 31, 2010
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
     Payments from Mills to the Trust are due in March, June, September and December and include net royalty income received during the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the unit holders after payment of expenses. As of December 31, 2010 there were approximately $16,681 of unpaid expenses for services rendered to the Trust to be paid from undistributed proceeds on hand and the proceeds of subsequent royalty receipts.
     The statements of cash receipts and disbursements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting, as contemplated by accounting principles generally accepted in the United States of America.
NOTE 2. FEDERAL INCOME TAXES
     No provision for income taxes has been made since the liability therefore is that of the Trust Unit holders and not the Trust.
NOTE 3. RELATED PARTY TRANSACTIONS
     The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of their duties. The Declaration of Trust further provides for reimbursement to HSBC BANK USA, N.A. (the “Corporate Trustee”) for its clerical and administrative services to the Trust. Accordingly, the Corporate Trustee, also receives reimbursement for such services (including services performed as Registrar and Transfer Agent of the Certificates representing Trust Units).
The Declaration of Trust also provides, that if in the future any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Unit holders.

MILLS MUSIC TRUST
NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
TWO YEARS ENDED DECEMBER 31, 2010
NOTE 3. RELATED PARTY TRANSACTIONS (Continued)
     Pursuant to these provisions, disbursements were made as follows for the two years ended December 31:

Trustees	2010		2009
HSBC Bank USA National Association:

Corporate Trustee fees	$3,125	*	$1,875
Transfer agent and registrar fees Expenses	18,750	*	11,250
At December 31, 2009 $4,375 of Corporate Trustee and transfer agent fees, scheduled to be paid were not. These disbursements were made in January 2010.
NOTE 4. ROYALTIES
     A schedule received in 2011 from EMI (the current owner and administrative entity for the copyright materials) identifies the top 50 money earning songs in the catalogue for the year 2010. Ten of the top 50 songs account for approximately 66% of the earnings attributable to the top 50 songs. Each of the top 50 songs identified on the schedule obtained copyright registration under the Copyright Act 1909 and have registration dates that range from 1922 to 1960.
     Copyright law provides for a possible 95 years of copyright protection, depending upon certain factors, including the initial registration date of each copyright. The copyright for one of the top 50 songs has expired and is in the public domain. However, for 2010, EMI has reported gross royalties for the expired song that aggregate less then 2% of the gross income of the top 50 earning songs.
     For the balance of the top 50 songs identified on the schedule, none of the copyright will reach the 95-year expiration within the next five years. The earliest that a copyright for one of these songs will expire is 2018.
     Copyrighted works are also subject to rights of termination, which may impact whether EMI is able to retain rights during the term of certain copyrights in the catalogue. The Trust cannot determine EMI’s ability to secure renewals of any of the copyrighted works; however, under the Asset Purchase Agreement, EMI must use its best efforts to do so.

MILLS MUSIC TRUST
NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS (CONTINUED)
TWO YEARS ENDED DECEMBER 31, 2010
     EMI and the Trust agreed to continue efforts to settle disputes of a net $259,500 arising from deductions taken by EMI in connection with royalty payments to the Trust in prior years, without any litigation.
     In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement, pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to initially expire on April 1, 2008, has been extended by mutual written consent through June 15, 2011.
     As of February 2, 2011 it was announced that EMI has been acquired by Citigroup which had provided financing in an acquisition of EMI in 2007. It is unclear what, if any effect these events could have on EMI and/or the Trust.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

ITEM 9A.	CONTROLS AND PROCEDURES Managements Annual Report on Disclosure Controls and Procedures
               The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, which is comprised of the Trust officer of the Corporate Trustee and the chief financial individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2010. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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
     Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment, we believe that, as of December 31, 2010, the Trust’s internal control over financial reporting is effective based on those criteria.
     This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report on Form 10-K.
     Changes in Internal Control Over Financial Reporting.
     There were no changes in the Trust’s internal control over financial reporting in the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
     ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS OF THE REGISTRANT
     HSBC Bank USA, N.A. is the corporate trustee of the Trust (the “Corporate Trustee”, Trustees serve until their removal, resignation, incapacity, or in the case of individual Trustees, their death.
     HSBC Bank USA, N.A. (or its predecessor Marine Midland Bank,) has been the Corporate Trustee since February, 1965 and is a national banking association organized under the laws of the United States.
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
     The Trust is not a corporate entity and thus does not have an Audit Committee. The Corporate Trustee has established a pre-approval policy with regard to audit, audit-related and certain non-audit engagements by the Trust of its independent auditors. Under this policy, the Corporate Trustee annually pre-approves certain limited, specified recurring services which may be provided by the Trust’s independent auditors, subject to maximum dollar limitations. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Corporate Trustee.
ITEM 11. EXECUTIVE COMPENSATION
     See the Section headed “Item 13. Certain Relationships and Related Transactions” of this annual report for a description of annual compensation and reimbursements paid by the Trust.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     (a) Security Ownership of Certain Beneficial Owners
     To the best knowledge of the Corporate Trustees at December 31, 2010 the only persons who beneficially own more than 5% of the Trust Units are as follows:

		Percent
Name and Address of	Number of	of Units
Beneficial Owner	Units Owned	Outstanding
MPL Communications, Ltd. 41 West 54th Street
New York, New York 10019	79,609 Units	28.67%

Cede & Co. PO Box 20 Bowling Green St. NY, NY 10004	160,070 Units	57.64%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Corporate Trustee has no beneficial ownership in the Trust.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     (a) Remunerations of Directors and Officers
     The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for his services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of his duties. The Declaration of Trust further provides for reimbursement to the Corporate Trustee for its clerical and administrative services to the Trust. Accordingly, the Corporate Trustee also receives reimbursement for such services (including services performed as registrar and transfer agent of the certificates representing Trust Units). The Declaration of Trust further provides that if any trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by a majority in interest of Trust Certificate holders. During 2010, pursuant to these provisions, the Corporate Trustee received $2,500 as their trustee fee.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit Fees
          Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s statement of cash receipts and disbursements and the review of interim financial statements included in the quarterly reports on Form 10-Q aggregated $19,580 in 2010 and $14,000 in 2009.
     Audit-Related Fees
          $13,000
     Tax Fees
          $580
     All Other Fees — For Quarterly Reviews of Form 10Q
          $6,000
     Audit Committee
          The Trust is not a corporate entity and thus does not have an audit committee. The Corporate Trustee has established a pre-approval policy with regard to audit, audit-related and certain non-audit engagements by the Trust of its independent auditors. Under this policy, the Trustee annually pre-approves certain limited, specified recurring services which may be provided by the Trust’s independent auditors, subject to maximum dollar limitations. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trustee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Accounting Firm	8

Statement of cash receipts and disbursements — years ended December 31, 2010 and 2009	9

Notes to statement of cash receipts and disbursements	10-12

2. FINANCIAL STATEMENT SCHEDULES	None

3. EXHIBITS	None
4.1	Declaration of Trust dated as of December 31, 1964 (1)

4.2	Asset purchase agreement dated December 5, 1964 (1)

31.1	Certification of chief financial individual providing accounting services (filed herewith)

31.2	Certification of trust officer for the Corporate Trustee (filed herewith)

32.1	Certification of chief financial individual providing accounting services pursuant to 18 U.S.C. § 1350 (furnished herewith)**

32.2	Certification of trust officer for the Corporate Trustee pursuant to 18 U.S.C. § 1350 (furnished herewith)**

(1)	Incorporated by reference to the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2005 (File No. 2-22997).

**	The information furnished in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April , 2011	Mills Music Trust
	By:	S/S Frank Godino