Form 10-K/A
period 2010-12-31
MILLS MUSIC TRUST
filed 2011-05-13
CIK 66496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE
NONE
PART I
     This Amendment No. 1 amends the Annual Report on Form 10-K for the year ended December 31, 2010, of Mills Music Trust which was filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2011. This Amendment No. 1 is being filed to include certain items required by Item 601 of Regulation S-K, which were inadvertently omitted from the original filing. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, the Company is including with this Amendment No. 1 currently dated certifications.
     For the convenience of the reader, this Amendment No. 1 on Form 10-K/A restates the original filing in its entirety, but amends Exhibits 31 and 32. All other information included in the original filing remains unchanged.
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

MILLS MUSIC TRUST (Registrant)

Date: May 13, 2011	/s/ Frank Godino
HSBC Bank USA, NA Corporate Trustee