Form 10-Q
period 2011-03-31
MILLS MUSIC TRUST
filed 2011-05-16
CIK 66496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file Number — 000-02123
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
The number of the Registrant’s Trust Units outstanding as of March 31, 2011 was 277,712.

PART I — FINANCIAL STATEMENTS

Item 1.	Financial Information
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended
	March 31
	2011	2010
Receipts:
From EMI	$272,504	$211,781

Undistributed cash at beginning of the period	67	4,457

Disbursements- administrative expenses	(34,635)	(37,380	)*

Balance available for distribution	237,936	178,858

Cash distribution to Trust Unit holders	237,869	178,791

Undistributed cash at end of the period	$67	$67

Cash distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$.86	$.64

     See accompanying Notes to Statements of Cash Receipts and Disbursements.

*	In December 2009, $4,375 of Corporate Trustee and transfer agent fees, that were scheduled to be paid, went unpaid. These disbursements were made in January 2010.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
NOTE 1. ACCOUNTING POLICIES AND GENERAL INFORMATION
     Mills Music Trust (“the Trust”) was created in 1964 for the purpose of acquiring the rights to receive payment of a deferred contingent purchase price contract obligation, (the “Contingent Portion”), relating to certain copyright materials. The amounts are currently payable by EMI Music, (“EMI”) (the current owner and administrative entity for the copyrighted materials). The payments of the Contingent Portion are determined quarterly and are based on a formula which takes into account gross royalty income paid to composers, authors and others, and less amounts deducted by EMI in accordance with contract terms. Through December 31, 2009, the Contingent Portion was calculated as the gross royalty income from existing copyrights for the applicable period, less royalty expenses and 25% to 35% of gross royalty income, and was guaranteed to be at least a minimum of $167,500 per quarter. Commencing with the first quarter of 2010, which was reported on a cash basis for the three months ended June 30, 2010, the Contingent Portion for each quarterly period is calculated as 75% of the gross royalty income, less related royalty expenses with no guaranteed minimum.
     Payments from EMI to the Trust of the Contingent Portion are made in March, June, September, and December, based on net royalty income received by EMI for the applicable copyright material during the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the Trust Unit holders after payment of expenses.
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
NOTE 3. RELATED PARTY TRANSACTIONS
     The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for services as trustee, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year, and reimbursement for expenses reasonably incurred in the performance of their duties. The Declaration of Trust further provides for reimbursement to HSBC Bank U.S.A. N.A. (the “Corporate Trustee) for its clerical and administrative services to the Trust. Accordingly, the Corporate Trustee, also receives reimbursement for

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(CONTINUED)
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
Disbursements to related parties were made as follows for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31
	2011	2010
HSBC Bank USA:
Corporate Trustee Fees	$625	$1,250	*

Transfer agent and registrar	$3,750	$7,500	*

*	In December 2009, $4,375 of Corporate Trustee and transfer agent fees, scheduled to be paid were not. These disbursements were made in January 2010.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(CONTINUED)
(UNAUDITED)
NOTE 4. ROYALTIES
     Payments of the Contingent Portion made to the Trust by EMI are based upon royalty income generated from the copyright catalogue. When the existing copyrights begin to expire the size of each Contingent Portion payment may decrease unless new copyrights are acquired and successfully exploited.
     A schedule received in 2011 from EMI identifies the top 50 earning songs in the catalogue for the year 2010. Ten of the top 50 songs account for approximately 66% of the earnings attributable to the top 50 songs. Each of the top 50 songs identified on the schedule obtained copyright registration under the Copyright Act of 1909 and the songs have registration dates that range from 1922 to 1960.
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
     Copyrighted works are also subject to rights of termination, which may impact whether EMI is able to retain rights during the term of certain copyrights in the catalogue. The Trust cannot determine EMI’s ability to secure renewals of any of the copyrighted works; however EMI is obligated to use its best efforts to do so.
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
     As of February 2, 2011, it was announced that EMI has been acquired by Citigroup. It is unclear what if any effect these events could have on EMI and/or the Trust.

PART I — FINANCIAL STATEMENTS (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The Trust’s receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the “nostalgia” appeal of older copyrighted songs.
     The Trust’s income from the Contingent Portion over the last three years has averaged $1,017,229 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate that level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws, the effect of electronic copying of materials without permission and a change in the calculation of the Contingent Portion payable to the Trust from EMI beginning for the first quarter of 2010. Prior to the calculation change taking effect, the Contingent Portion payments were each guaranteed to be a minimum of $167,500 per quarter. Starting with the first quarter of 2010, however, there is no longer a guaranteed minimum payment. During the past five years, the quarterly calculation of the Contingent Portion has infrequently been below the guaranteed minimum amount. However, there can be no assurance that future quarterly Contingent Portion payments will not be below the previously guaranteed minimum amount.
     As of December 31, 2010 EMI and the Trust have agreed on the computation of the Contingent Portion for quarterly periods beginning with the first quarter of 2010. Amounts previously owing by EMI based upon the agreed upon method of calculation, were paid to the Trust in December, of 2010. See Note 1 of this quarterly report for a description of the method for calculating the Contingent Portion for quarterly periods commencing with the first quarter of 2010.
     Payments of the Contingent Portion made to the Trust by EMI are based upon royalty income generated from the copyright catalogue. When the existing copyrights begin to expire the size of each Contingent Portion payment may decrease unless new copyrights are acquired and successfully exploited.
     A schedule received in 2011 from EMI (the current owner and administrative entity for the copyright materials) identifies the top 50 earning songs in the catalogue for the year 2010. Ten of the top 50 songs account for approximately 66% of the earnings attributable to the top 50 songs. Each of the top 50 songs identified on the schedule obtained copyright registration under the Copyright Act of 1909 and the songs have registration dates that range from 1922 to 1960.
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
     Copyrighted works are also subject to rights of termination, which may impact whether EMI is able to retain rights during the term of certain copyrights in the catalogue. The Trust cannot determine EMI’s ability to secure renewals of any of the copyrighted works; however EMI is obligated to use its best efforts to do so.
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
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended)during the fiscal period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Trust’s control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
     None

Item 1A. Risk Factors
     The Trust is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
     None

Item 3. Default Upon Senior Securities
     None

Item 4. Removed and Reserved

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

MILLS MUSIC TRUST (Registrant)
Date: May 16, 2011	/s/ Frank Godino
HSBC Bank USA, NA
Corporate Trustee