Form 10-Q
period 2011-06-30
MILLS MUSIC TRUST
filed 2011-08-10
CIK 66496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. YES ☐ NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (As defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of the Registrant’s Trust Units outstanding as of June 30, 2011 was 277,712.

PART I — FINANCIAL STATEMENTS
Item 1. Financial Information
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 *
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Proceeds From Royalties Received	$192,185	$167,500	$464,689	$379,281
Undistributed cash at beginning of the period	66	67	67	4,457
General and administrative expenses	(46,083)	(39,336)	(80,718)	(76,716)	**

Balance available for distribution	146,168	128,231	384,038	307,022
Cash distribution to unit holders	146,102	128,164	383,972	306,955

Undistributed cash at end of the period	$66	$67	$66	$67

Cash distribution per unit based on 277,712 units outstanding	$.53	$.46	$1.38	$1.11

See accompanying Notes to Statements of Cash Receipts and Disbursements.

*	The presentation of the Trust’s Statement of Cash Receipts and Disbursements is consistent with the presentation used in prior quarterly statements, although certain headings have changed in order to conform with XBRL reporting classifications.

**	In December 2009, $4,375 of Corporate Trustee and transfer agent fees, that were scheduled to be paid, went unpaid. These disbursements were made in January 2010.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
NOTE 1. ACCOUNTING POLICIES AND GENERAL INFORMATION
     Mills Music Trust (the “Trust”) was created in 1964 by a Declaration of Trust, dated December 3, 1964 (the “Declaration of Trust’) for the purpose of acquiring the rights to receive payment of a deferred contingent purchase price contract obligation, (the “Contingent Portion”), relating to certain copyright materials. The amounts are currently payable by EMI Music (“EMI”), the current owner and administrative entity for the copyrighted materials. The payments of the Contingent Portion are determined quarterly and are based on a formula which takes into account gross royalty income paid to composers, authors and others, and less amounts deducted by EMI in accordance with contract terms. Through December 31, 2009, the Contingent Portion was calculated as the gross royalty income from existing copyrights for the applicable period, less royalty expenses and 25% to 35% of gross royalty income, and was guaranteed to be at least a minimum of $167,500 per quarter. Commencing with the first quarter of 2010, which was reported on a cash basis for the three months ended June 30, 2010, the Contingent Portion for each quarterly period is calculated as 75% of the gross royalty income, less related royalty expenses with no guaranteed minimum.
     Payments from EMI to the Trust of the Contingent Portion are made in March, June, September and December, based on net royalty income received by EMI for the applicable copyright material during the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the Trust Unit holders after payment of expenses.
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
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
Disbursements to related parties were made as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
HSBC Bank USA:
Corporate Trustee Fees	$625	$625	$1,250	$1,875	*

Transfer agent and registrar	$3,750	$3,750	$7,500	$11,250	*

*In December 2009, $4,375 of Corporate Trustee and transfer agent fees, scheduled to be paid were not. These disbursements were made in January 2010.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
     In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement, pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses to claims under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to initially expire on April 1, 2008, has been extended by mutual written consent through December 15, 2011.
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
     The Trust’s income from the Contingent Portion over the last three years has averaged $1,017,229 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate the same level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws, the effect of electronic copying of materials without permission and a change in the calculation of the Contingent Portion payable to the Trust from EMI beginning for the first quarter of 2010. Prior to the calculation change taking effect, the Contingent Portion payments were each guaranteed to be a minimum of $167,500 per quarter. Starting with the first quarter of 2010, however, there is no longer a guaranteed minimum payment. During the past five years, the quarterly calculation of the Contingent Portion has infrequently been below the guaranteed minimum amount. However, there can be no assurance that future quarterly Contingent Portion payments will not be below the previously guaranteed minimum amount.
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
     In furtherance of those efforts, on October 4, 2007, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses to either party could claim under the agreement governing the payment of royalties and not to commence litigation while the Tolling Agreement is in force. The Tolling Agreement, which was scheduled to initially expire on April 1, 2008, has been extended by mutual written consent through December 15, 2011.
Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.
Inflation
The Trust does not believe that its activities have been materially affected by inflation.
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
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in the Trust’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     None

Item 1A.	Risk Factors
     The Trust is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.
     None

Item 3.	Default Upon Senior Securities
     None

Item 4.	Removed and Reserved

Item 5.	Other Information.
     None

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by the chief financial individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the chief financial individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Documents

101.PRE**	XBRL Presentation Linkbase Document

*	Furnished, not filed

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLS MUSIC TRUST (Registrant)

Date:August 10 , 2011

By:	/s/ Frank Godino
Frank Godino
Trust Officer of the Corporate Trustee HSBC Bank USA, NA