Form 10-Q
period 2011-09-30
MILLS MUSIC TRUST
filed 2011-11-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (As defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of the Registrant’s Trust Units outstanding as of September 30, 2011 was 277,712.

PART I — FINANCIAL STATEMENTS
Item 1. Financial Information
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010*
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Proceeds From Royalties Received	$384,677	$294,241	$849,366	$673,522
Undistributed cash at beginning of the period	66	67	67	4,457
General and administrative expenses	(42,199)	(22,043)	(122,917)	(98,759	)**

Balance available for distribution	342,544	272,265	726,516	579,220
Cash distribution to unit holders	342,478	272,199	726,450	579,154

Undistributed cash at end of the period	$66	$66	$66	$66

Cash distribution per unit based 277,712 units outstanding	$1.23	$.98	$2.62	$2.09

See accompanying Notes to Statements of Cash Receipts and Disbursements.

*	The presentation of the Trust’s Statement of Cash Receipts and Disbursements is consistent with the presentation used in prior quarterly statements, although certain headings have changed in order to conform with XBRL reporting classifications.

**	In December 2009, $4,375 of Corporate Trustee and transfer agent fees, that were scheduled to be paid, went unpaid. These disbursements were made in January 2010.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)
NOTE 1. ACCOUNTING POLICIES AND GENERAL INFORMATION
     Mills Music Trust (the“Trust”) was created in 1964 by a Declaration of Trust, dated December 3, 1964 (the “Declaration of Trust”) for the purpose of acquiring the rights to receive payment of a deferred contingent purchase price contract obligation, (the “Contingent Portion”), relating to certain copyright materials. The purchase price obligation arose as the result of the sale by Mills Music Inc. of its musical copyright catalogue to a newly formed company (“New Mills”) pursuant to an asset purchase agreement dated December 5, 1964 (the “Asset Purchase Agreement”). The amounts are currently payable by EMI Music (“EMI”) the current owner and administrative entity for the copyrighted materials.
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
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
Disbursements to related parties were made as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
HSBC Bank USA:
Corporate Trustee Fees	$625	$625	$1,875	$2,500	*
Transfer agent and registrar	$3,750	$3,750	$11,250	$15,000	*

*	In December 2009, $4,375 of Corporate Trustee and transfer agent fees, scheduled to be paid were not. These disbursements were made in January 2010.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
     In August, 2011, the Trust engaged an accounting firm specializing in auditing royalty income to determine if the accountings by EMI to the Trust have been in accordance with the

Asset Purchase Agreement over the past several years. The initial phase of the audit will cost $17,500. Thereafter, based upon the findings, the Trust may consider expanding the scope of the audit at additional cost. The audit will begin in November 2011.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The Trust’s receipts are derived principally from copyrights established prior to 1964 and such receipts fluctuate based upon public interest in the “nostalgia” appeal of older copyrighted songs.
     The Trust’s income from the Contingent Portion over the last three calendar years has averaged $1,017,229 per year. In addition to the above, there are a number of factors which create uncertainties with respect to the ability of the Trust to continue to generate the same level of income on a continuing, long-term basis. Those factors include the effect that foreign and domestic copyright laws and any changes therein have or will have on both licensing fees and renewal rights ultimately, copyright expirations under such laws, the effect of electronic copying of materials without permission and a change in the calculation of the Contingent Portion payable to the Trust from EMI beginning for the first quarter of 2010. Prior to the calculation change taking effect, the Contingent Portion payments were each guaranteed to be a minimum of $167,500 per quarter. Starting with the first quarter of 2010, however, there is no longer a guaranteed minimum payment. During the past five years, the quarterly calculation of the Contingent Portion has infrequently been below the guaranteed minimum amount. However, there can be no assurance that future quarterly Contingent Portion payments will not be below the previously guaranteed minimum amount.
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
     In August, 2011, the Trust engaged an accounting firm specializing in auditing royalty income to determine if the accountings by EMI to the Trust have been in accordance with the Asset Purchase Agreement over the past several years. The initial phase of the audit will cost $17,500. Thereafter, based upon the findings, the Trust may consider expanding the scope of the audit at additional cost. The audit will begin in November 2011.
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
Item 3. Quantitative and Quantitative Disclosures About Market Risk
Not applicable
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
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     The Trust is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
     None
Item 3. Default Upon Senior Securities
     None
Item 4. Removed and Reserved
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by the chief financial individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by the chief financial individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Documents

101.LAB**	XBRL Labels Linkbase Documents

101.PRE**	XBRL Presentation Linkbase Documents

*	Furnished, not filed

**	Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLS MUSIC TRUST (Registrant)
Date: November 14, 2011	By:	/s/ Frank Godino
Frank Godino
Trust Officer of the Corporate Trustee HSBC Bank USA, NA