Form 10-K
period 2011-12-31
MILLS MUSIC TRUST
filed 2012-03-30
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b – 2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of voting Trust Units held by non-affiliates as of March 15, 2012 was approximately $10,275,000.

Total Trust Units outstanding as of March 15, 2012 was 277,712.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

ITEM 1. BUSINESS

Mills Music Trust (the “Trust”) was created, by a Declaration of Trust dated December 3, 1964, (the “Declaration of Trust”) for the purpose of acquiring, from Mills Music, Inc. (“Old Mills”), the rights to receive payment of a deferred contingent purchase price obligation (the “Contingent Portion”) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “Catalogue”) to a newly formed company (“New Mills”) pursuant to an asset purchase agreement dated December 5, 1964 (the “Asset Purchase Agreement”). The amounts are currently payable by EMI Music Publishing (“EMI”), the current owner and administrative entity for the copyrighted materials. Payment of the Contingent Portion to the Trust continues until the end of the year in which the last copyright in the Catalogue expires and cannot be renewed.

The Trust receives quarterly payments of the Contingent Portion from EMI and distributes the amounts it receives to the owners of the units of beneficial interest in the Trust (the “Unit Holders”), after payment of expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.

Payments of the Contingent Portion made to the Trust by EMI are based on royalty income generated by the Catalogue and collected by EMI. The Trust does not own the Catalogue and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its “best efforts” to collect all royalties, domestic and foreign in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation in accordance with the terms and conditions of the Asset Purchase Agreement.

HSBC BANK USA, N.A. (“HSBC”) acts as the Corporate Trustee for the Trust.

The Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. Based on information provided to the Trust by EMI, most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of copyrights established prior to 1964. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue for the Trust during the 2011 calendar year (the “Top 50 Songs”), together with the Contingent Portion payments made to the Trust during the 2011 calendar year, with respect to each of the Top 50 Songs (the “Listing”). The Listing also contains for each song title: the writer(s), the original copyright and copyright renewal date and the date on which each copyright enters the public domain in the United States.

EMI has authorized the Trust to disclose the Listing and it is set forth below in the form provided by EMI.

There can be no assurance that the Listing is indicative of the future performance of the Copyrighted Songs or that EMI will be able to retain its rights to the Copyrighted Songs during their full term of copyright protection. As of the date of this report, no audit has been completed by the Trust to confirm the accuracy of the information contained in the Listing and there can be no assurance that the information provided by EMI in the Listing is accurate.

Mills Music Trust Top 50 Songs 2011

RANK	Tune code	TUNE TITLE	WRITERS	Orig © Date	Renewal Date	US PD Year	TOTAL
1	198541	LITTLE DRUMMER BOY	DAVIS, KATHERINE K/ONORATI, HENRY/SIMEONE, HARRY	11/13/1958	5/12/1986	2053	239,536
2	199775	SLEIGH RIDE “VOCAL”	ANDERSON, LEROY/PARISH, MITCHELL	10/24/1950	12/5/1977	2045	135,579
3	199773	SLEIGH RIDE “INST”	ANDERSON, LEROY	12/30/1948	2/23/1976	2043	80,199
4	181794	STARDUST	CARMICHAEL, HOAGY/PARISH, MITCHELL	1/5/1928	12/29/1955	2023	75,094
5	198260	IT DON’T MEAN A THING (IF IT AIN’T GOT THAT SWING)	ELLINGTON, DUKE/MILLS, IRVING	10/28/1932	10/28/1959	2027	33,223
6	198858	MOONGLOW	DE LANGE, EDDIE/HUDSON, WILL/MILLS, IRVING	12/31/1933	12/31/1960	2028	27,231
7	181604	WHISPERING GRASS (DON’T TELL THE TREES)	FISHER, DORIS/ FISHER, FRED	2/7/1940	2/28/1967	2035	26,575
8	181699	I SURRENDER, DEAR	BARRIS, HARRY/CLIFFORD, GORDON	1/14/1931	12/29/1958	2026	21,488
9	196863	CARAVAN “VOCAL”	ELLINGTON, DUKE/TIZOL, JUAN/MILLS, IRVING	4/19/1937	4/13/1965	2032	20,632
10	198853	MOOD INDIGO	BIGARD, BARNEY/ELLINGTON, DUKE/MILLS, IRVING	2/21/1931	12/31/1958	2026	16,560
11	199362	PRELUDE TO A KISS	ELLINGTON, DUKE/ GORDON, IRVING/ MILLS, IRVING	9/29/1938	9/8/1966	2033	13,400
12	181735	LOVESICK BLUES	FRIEND, CLIFF/ MILLS, IRVING	4/3/1922	4/4/1949	1997	12,753
13	207006	EVERYBODY EATS WHEN THEY COME TO MY HOUSE	BURNS, JEANNE	11/26/1948	2/23/1976	2043	11,510
14	181559	I’VE GOT THE WORLD ON A STRING	ARLEN, HAROLD/KOEHLER, TED	3/10/1932	11/10/1959	2027	11,338
15	181610	AIN’T MISBEHAVIN’	BROOKS, HARRY/RAZAF, ANDY/WALLER, FATS	7/8/1929	7/9/1956	2024	11,285
16	199953	STRAIGHTEN UP AND FLY RIGHT	COLE, NAT KING/MILLS, IRVING	5/31/1944	3/17/1972	2039	10,884
17	198196	IN A SENTIMENTAL MOOD “VOCAL”	ELLINGTON, DUKE/KURTZ, MANNY/MILLS, IRVING	11/29/1935	12/31/1962	2030	10,778
18	181607	EAST ST LOUIS TOODLE-O	ELLINGTON, DUKE/ MILEY, BUB	2/10/1927	3/3/1954	2022	10,741
19	197844	HAPPY-GO-LUCKY YOU AND BROKEN-HEARTED ME	GOODHART, AL/HOFFMAN, AL/ MURRAY, JACK	2/27/1932	2/29/1960	2027	10,523
20	197965	HOLD ME, THRILL ME, KISS ME	NOBLE, HARRY	10/21/1952	9/29/1980	2047	9,976
21	199436	RED ROSES FOR A BLUE LADY	BENNETT, ROY C./TEPPER, SID	12/30/1948	1/1/1976	2043	9,942
22	200694	YOU RASCAL YOU	THEARD, SAM	12/12/1929	12/12/1957	2024	9,671
23	198139	I’M GETTING SENTIMENTAL OVER YOU	BASSMAN, GEORGE/WASHINGTON, NED	10/21/1932	10/21/1959	2027	9,320
24	199922	STARS FELL ON ALABAMA	PARISH, MITCHELL/PERKINS, FRANK S	9/14/1934	9/4/1962	2029	9,216
25	181797	STORMY WEATHER (KEEPS RAININ’ ALL THE TIME)	ARLEN, HAROLD/KOEHLER, TED	4/13/1933	12/31/1959	2028	8,591
26	199817	SOLITUDE	DE LANGE, EDDIE/ELLINGTON, DUKE/MILLS, IRVING	9/21/1934	9/4/1962	2029	8,561
27	197126	CORRINE CORRINA	PARISH, MITCHELL/WILLIAMS, J. MAYO/CHATMAN, BO	12/5/1929	12/3/1957	2024	7,974

28	199586	SANDPAPER BALLET	ANDERSON, LEROY	8/12/1954	2/2/1982	2049	7,770
29	199612	SCARLET RIBBONS (FOR HER HAIR)	DANZIG, EVELYN/SEGAL, JACK	12/13/1949	12/30/1976	2044	7,698
30	199908	ST. JAMES INFIRMARY	MILLS, IRVING/A/K/A JOE PRIMROSE	3/4/1929	2/28/1957	2024	7,464
31	181799	SWEET LORRAINE	BURWELL, CLIFFORD/PARISH, MITCHELL	12/31/1927	11/3/1954	2022	7,355
32	196720	BLUE TANGO (INST)	ANDERSON, LEROY	10/26/1951	9/7/1979	2046	7,281
33	198850	THE MOOCH	ELLINGTON, DUKE/MILLS, IRVING	12/31/1928	12/31/1956	2023	6,893
34	198796	MINNIE THE MOOCHER	CALLOWAY, CAB/GASKILL, CLARENCE/MILLS, IRVING	4/7/1931	3/27/1959	2026	6,546
35	196434	AMERICAN SALUTE	GOULD, MORTON	3/31/1943	2/17/1971	2038	6,495
36	181631	BUGLE CALL RAG	MEYERS, BILLY/PETTIS, JOHN/SCHOEBEL, ELMER	6/13/1923	6/15/1950	2018	6,169
37	199667	SHAKIN’ ALL OVER	KIDD, JOHNNY	7/8/1960	1/11/1988	2055	6,005
38	196387	ALABAMY HOME	ELLINGTON, DUKE/ RINGLE, DAVE	6/29/1937	6/29/1964	2032	5,805
39	181649	DIGA DIGA DOO	FIELDS, DOROTHY/MC HUGH, JIMMY	6/9/1928	5/31/1956	2023	5,477
40	390433	CARAVAN “INST”	ELLINGTON, DUKE/TIZOL, JUAN	4/19/1937	4/13/1965	2032	5,449
41	181657	DOWN HEARTED BLUES	AUSTIN, LOVIE/HUNTER, ALBERTA	7/21/1922	6/13/1950	1997	4,930
42	196798	BUGLER’S HOLIDAY	ANDERSON, LEROY	7/8/1954	2/3/2982	2049	4,269
43	199146	ON THE WATERFRONT	BERNSTEIN, LEONARD	7/29/1954	1/25/1982	2049	3,811
44	196653	BLACK AND TAN FANTASY	ELLINGTON, DUKE/MILEY, BUD	7/16/1927	7/16/1954	2022	3,587
45	199586	ROCKIN’ IN RHYTHM	ANDERSON, LEROY	8/12/1954	2/2/1982	2049	3,357
46	181692	I CAN’T BELIEVE THAT YOU’RE IN LOVE WITH ME	GASKILL, CLARENCE/MC HUGH, JIMMY	12/31/1926	12/16/1954	2021	3,116
47	196581	BEE-BOM	VANDYKE, LES	6/23/1961	11/24/1989	2056	3,057
48	200712	YOU’VE GOT YOUR TROUBLES	GREENAWAY, ROGER/ COOK, ROGER F.	6/28/1965	12/16/1993	2060	3,056
49	181525	DEAR OLD SOUTHLAND	CREAMER, HENRY/LAYTON, TURNER	11/25/1921	7/7/1949	1996	2,925
50	200134	A TEENAGE IDOL	LEWIS, JACK	5/14/1962	12/14/1990	2057	2,456

Status of US Copyright protection may vary.

Calculation of the Contingent Portion

The amount of each payment of the Contingent Portion is based on a formula provided in the Asset Purchase Agreement. Commencing with the first quarter of the year 2010, the Contingent Portion payable to the Trust is an amount equal to 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty related expense.

Prior to the first quarter of 2010, the Contingent Portion was calculated as an amount equal to 65% to 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty expenses and was guaranteed to be at least a minimum of $167,500 per quarter. Pursuant to the terms of the Asset Purchase Agreement, the minimum payment guarantee is no longer in effect.

Material Contracts and Agreements

In August, 2011 the Trust engaged Prager & Fenton LLP (“Prager & Fenton”), an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. The audit is ongoing and has not yet been concluded. See the section headed Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operation” for further information regarding this matter.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The administrative office of the Trust is located at HSBC Bank, USA, National Association, Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018. No expense is being charged or paid by the Trust for the office space and office equipment that is being utilized for the Trust.

ITEM 3. LEGAL PROCEEDINGS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Trust Units are traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “MMTRS”.

Price Range of Trust Units

The following table sets forth the high and low bid amounts for the Trust Units as reported by OTCMarkets.com during each quarter of the two most recent calendar years. Quotations represent inter-dealers prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Calendar Period	High	Low
	$	$
2010
First Quarter	40.00	29.50
Second Quarter	42.00	36.00
Third Quarter	37.00	35.53
Fourth Quarter	40.00	36.50

2011
First Quarter	40.50	36.62
Second Quarter	39.00	36.50
Third Quarter	39.00	35.00
Fourth Quarter	39.00	35.20

Holders

As of March 23, 2012, there were 140 Trust Unit holders of record. Because many of the Trust Units are held by brokers and other institutions on behalf of Unit Holders, the Trust is unable to estimate the total number of Unit Holders.

Dividends

The Declaration of Trust requires the distribution of all funds received by the Trust to Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” under the section headed Item 8, “Financial Statements and Supplementary Data” for information about cash disbursements made to Unit Holders during the fiscal years ended December 31, 2010 and December 31, 2011.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for the five years ended December 31, 2011, is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distribution Per Unit*

2011	$1,092,692	$939,789	$3.38

2010	$1,013,161	$890,928	$3.21

2009	$1,039,162	$963,437	$3.47

2008	$999,365	$806,804	$2.91

2007	$1,145,529	$974,962	$3.51

*	Based on 277,712 Trust Units outstanding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Payments of the Contingent Portion made to the Trust by EMI are based on royalty income generated by the Catalogue and collected by EMI. The Trust distributes the amounts it receives from EMI to the Unit Holders, after payment of expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.

The Trust does not own the Catalogue and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its “best efforts” to collect all royalties, domestic and foreign in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment in accordance with the terms and conditions of the Asset Purchase Agreement.

Royalty Income and the Catalogue

Commencing with the first quarter of the year 2010, the Contingent Portion payable to the Trust for each quarterly period is an amount equal to 75% of the gross royalty income produced from EMI’s exploitation of the Catalogue for such period, less royalty related expenses. Payments of the Contingent Portion are ordinarily distributed to the Trust by EMI approximately two to three months after a quarter ends. The Trust’s annual income from payments of the Contingent Portion over the last three calendar years has averaged $1,048,338 per year.

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of copyrights established prior to 1964. Based on information provided by EMI, most of the royalty income generated by EMI in connection with the Catalogue is produced by sources in the United States, but the Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

See the table headed “Mills Music Trust Top 50 Songs 2011” under the section headed Item 1, “Business” for the Listing provided by EMI to the Trust.

The Trust’s receipts from EMI are derived principally from copyrights established prior to 1964 and fluctuate based on consumer interest in the “nostalgia” appeal of older songs and the overall popularity of the songs contained in the Catalogue. A number of factors create uncertainties with respect to the Catalogue’s ability to continue to generate the same level of royalty income on a continuing, long-term basis. These factors include: (i) the effect that foreign and domestic copyright laws and any changes therein have or will have on renewal rights (e.g., vesting of renewal term rights), (ii) the length of the term of copyright protection under foreign and domestic copyright laws, and (iii) reversionary rights that may effect whether EMI is able to retain its rights to the Copyrighted Songs during certain renewal terms (e.g., statutory termination of transfers or “copyright recapture”).

Payments of the Contingent Portion in connection with royalty income generated by the Catalogue prior to the first quarter of 2010 were guaranteed to be at least a minimum of $167,500 per quarter. Pursuant to the terms of the Asset Purchase Agreement, the minimum payment guarantee is no longer in effect. During the past five years payments of the Contingent Portion rarely fell below $167,500 but there can be no assurance that future payments of the Contingent Portion will continue to stay at or above this amount.

Copyrights

The Trust’s income is dependent, in part, on EMI’s ability to maintain its rights in the Copyrighted Songs through copyright protection. As the copyrights for the Copyrighted Songs expire, less royalty income will be generated and the size of each payment of the Contingent Portion will be reduced accordingly.

The Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1921 and 1965. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1996 and 2060 as set forth in the Listing.

The Copyrighted Songs are subject to statutory rights of termination of transfers, which may impact whether EMI is able to retain its ownership of the Copyrighted Songs during their term of copyright protection. For copyrights governed by the 1909 Act, this termination right vests at the end of two different renewal terms, which vary for each Copyrighted Song.

As the owner of the Catalogue, EMI (and not the Trust) is responsible for administrating the Catalogue and seeking renewals of the Copyrighted Songs. EMI does not provide detailed information to the Trust with respect to the status of renewals. However, the Asset Purchase Agreement provides that EMI is obligated to use its “best efforts” to secure renewals.

Tolling Agreement

In 2007 a dispute arose between EMI and the Trust regarding $259,500 in deductions taken by EMI against its payments to the Trust of the Contingent Portion (the “Dispute”). EMI claimed the deductions were made in connection with certain expenses it incurred in years prior to 2007.

As of the date of this report, the Dispute has not been settled. However, on October 4, 2007, EMI and the Trust executed a tolling agreement (the “Tolling Agreement”), pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses the parties could claim and not to commence litigation without complying with notice provisions contained in the Tolling Agreement. The Tolling Agreement, which was initially scheduled to expire on April 1, 2008, has been extended by mutual written consent through June 15, 2012.

Audit of Royalty Income

In August 2011 the Trust engaged Prager & Fenton, an accounting firm specializing in auditing royalty income to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. The audit began in November of 2011 and covers the period from October 1, 2006 through June 30, 2011. The initial phase of the audit, which is not yet complete, is ongoing and will cost the Trust $17,500. Thereafter, based on the findings of Prager & Fenton, the Trust may consider expanding the scope of the audit at additional cost.

Status of EMI

In 2011 it was announced that EMI was acquired by Citigroup and that Citigroup subsequently sold EMI’s music publishing business entity, which owns the Catalogue, to a group led by Sony Corp. EMI has informed the Trust that it does not anticipate the sale having a material impact on the Trust.

Inflation

The Trust does not believe that its activities have been materially affected by inflation.

Liquidity and Capital Resources

The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” under the section headed Item 8, “Financial Statements and Supplementary Data” for information about cash disbursements made to Unit Holders during the fiscal years ended December 31, 2010 and December 31, 2011.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.

Item 7A. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Accounting Firm and financial statements begin on page 12 of this report.

Report of Independent Registered Public Accounting Firm

The Trustees and Unit Owners

Mills Music Trust

We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2011 and 2010, on the basis of accounting described in Note 1.

/s/ CORNICK, GARBER & SANDLER, LLP
CORNICK, GARBER & SANDLER, LLP

New York, New York

March 30, 2012

MILLS MUSIC TRUST

STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS

TWO YEARS ENDED DECEMBER 31, 2011

	2011	2010

Receipts from EMI	$1,092,692	$1,013,161

Undistributed Cash at Beginning of Year	67	4,457

Disbursements – Administrative Expenses	(152,903)	(126,623	)*

Balance Available for Distribution	939,856	890,995

Cash Distributions to Unit Holders	939,789	890,928

Undistributed Cash at End of the year	$67	$67

Cash Distributions Per Unit based on the 277,712 Trust Units Outstanding	$3.38	$3.21

See accompanying Notes to Statement of Cash Receipts and Disbursements

*	In December 2009, $4,375 of Corporate Trustee and transfer agent fees, that were scheduled to be paid, went unpaid. These disbursements were made in January 2010.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS

TWO YEARS ENDED DECEMBER 31, 2011

NOTE 1.	ACCOUNTING POLICIES AND GENERAL INFORMATION

Mills Music Trust (the “Trust”) was created, by a Declaration of Trust dated December 3, 1964, (the “Declaration of Trust”) for the purpose of acquiring, from Mills Music, Inc. (“Old Mills”), the rights to receive payment of a deferred contingent purchase price obligation (the “Contingent Portion”) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “Catalogue”) to a newly formed company (“New Mills”) pursuant to an asset purchase agreement dated December 5, 1964 (the “Asset Purchase Agreement”). The amounts are currently payable by EMI Music Publishing (“EMI”), the current owner and administrative entity for the copyrighted materials. Payment of the Contingent Portion to the Trust continues until the end of the year in which the last copyright in the Catalogue expires and cannot be renewed.

The Trust receives quarterly payments of the Contingent Portion from EMI and distributes the amounts it receives to the owners of the units of beneficial interest in the Trust (the “Unit Holders”), after payment of expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.

Payments of the Contingent Portion made to the Trust by EMI are based on royalty income generated by the Catalogue and collected by EMI. The Trust does not own the Catalogue and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its “best efforts” to collect all royalties, domestic and foreign in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation in accordance with the terms and conditions of the Asset Purchase Agreement.

HSBC BANK USA, N.A. (“HSBC”) acts as the Corporate Trustee for the Trust.

Prior to the first quarter of 2010, the Contingent Portion was calculated as an amount equal to 65% to 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty expenses and was guaranteed to be at least a minimum of $167,500 per quarter. Pursuant to the terms of the Asset Purchase Agreement, the minimum payment guarantee is no longer in effect.

Payments from EMI to the Trust of the Contingent Portion are made in March, June, September and December, based on the net royalty income received by EMI in connection with the Copyrighted Songs during the preceding calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit Holders after expenses are paid.

As of December 31, 2011 there were approximately $36,260 of unpaid expenses for services rendered to the Trust to be paid from undistributed proceeds on hand and the proceeds of subsequent receipts of Contingent Portion payments from EMI.

The statements of cash receipts and disbursements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting, as contemplated by accounting principles generally accepted in the United States.

NOTE 2.	FEDERAL INCOME TAXES

No provision for income taxes has been made since the liability therefore is that of the Unit Holders and not the Trust.

NOTE 3.	RELATED PARTY TRANSACTIONS

The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for its services, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust also provides for the reimbursement of expenses reasonably incurred in the performance of a trustee’s duties to the Trust, including clerical and administrative services.

Accordingly, HSBC receives annual compensation and reimbursement for services it performs to the Trust as the Registrar and Transfer Agent of the certificates representing the Trust Units. The Declaration of Trust also provides that if a trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by Unit Holders holding a majority interest in the Trust.

Pursuant to the terms and conditions of the Declaration of Trust, disbursements were made as follows for the two years ended December 31:

Trustees	2011	2010
HSBC Bank USA National Association:

Corporate Trustee fees	$2,500	$3,125	*

Transfer agent Registrar fees	15,000	18,750	*

*	At December 31, 2009, $4,375 of Corporate Trustee and transfer agent fees, scheduled to be paid were not. These disbursements were made in January 2010.

See the Section headed Item 2, “Properties” for further information about the administrative office for the Trust, which is provided by HSBC.

NOTE 4.	ROYALTIES AND OTHER MATTERS

The Trust’s income is dependent, in part, on EMI’s ability to maintain its rights in the Copyrighted Songs through copyright protection. As the copyrights for the Copyrighted Songs expire, less royalty income will be generated and the size of each payment of the Contingent Portion will be reduced accordingly.

The Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1921 and 1965. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1996 and 2060 as set forth in the Listing.

The Copyrighted Songs are subject to statutory rights of termination of transfers, which may impact whether EMI is able to retain its ownership of the Copyrighted Songs during their term of copyright protection. For copyrights governed by the 1909 Act, this termination right vests at the end of two different renewal terms, which vary for each Copyrighted Song.

As the owner of the Catalogue, EMI (and not the Trust) is responsible for administrating the Catalogue and seeking renewals of the Copyrighted Songs. EMI does not provide detailed information to the Trust with respect to the status of renewals. However, the Asset Purchase Agreement provides that EMI is obligated to use its “best efforts” to secure renewals.

Tolling Agreement

In 2007 a dispute arose between EMI and the Trust regarding $259,500 in deductions taken by EMI against its payments to the Trust of the Contingent Portion (the “Dispute”). EMI claimed the deductions were made in connection with certain expenses it incurred in years prior to 2007.

As of the date of this report, the Dispute has not been settled. However, on October 4, 2007, EMI and the Trust executed a tolling agreement (the “Tolling Agreement”), pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses the parties could claim and not to commence litigation without complying with notice provisions contained in the Tolling Agreement. The Tolling Agreement, which was initially scheduled to expire on April 1, 2008, has been extended by mutual written consent through June 15, 2012.

Audit of Royalty Income

In August, 2011 the Trust engaged Prager & Fenton, an accounting firm specializing in auditing royalty income to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. The audit began in November of 2011 and covers the period from October 1, 2006 through June 30, 2011. The initial phase of the audit, which is not yet complete, is ongoing and will cost the Trust $17,500. Thereafter, based on the findings of Prager & Fenton, the Trust may consider expanding the scope of the audit at additional cost.

Status of EMI

In 2011 it was announced that EMI was acquired by Citigroup and that Citigroup subsequently sold EMI’s music publishing business entity, which owns the Catalogue, to a group led by Sony Corp. EMI has informed the Trust that it does not anticipate the sale having a material impact on the Trust.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2011. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust as defined in Rule 13a-15(f) under the Exchange Act. The Trust’s internal control over financial reporting is designed to provide reasonable assurance to management regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2011, the Trust’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust does not have, nor does the Declaration of Trust provide for, officers or a board of directors. HSBC is the Corporate Trustee of the Trust. Pursuant to the Declaration of Trust, trustees serve until their removal, resignation, incapacity, or in the case of individual trustees, their death.

HSBC (or its predecessor, Marine Midland Bank) has been the Corporate Trustee since February 1965 and is a national banking association organized under the laws of the United States.

The Trust has not adopted a code of ethics (as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934) governing its principal executive officer and principal financial officer as the Trust is managed by the Corporate Trustee and thus relies on the employees of the Corporate Trustee to abide by the codes of ethics established by the Corporate Trustee or its affiliates.

The Trust’s activities are limited to receipt of the Contingent Portion payments and the distribution of the amounts it receives to the Unit Holders, after payment of expenses and liabilities to the Trust.

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

ITEM 11. EXECUTIVE COMPENSATION

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. The compensation paid to the Trustee is governed by the Declaration of Trust. The Declaration of Trust does not provide for any stock awards, option awards, non-equity incentive plan compensation, change in pension value or nonqualified deferred compensation earnings. The Trust does not have severance agreements nor does it provide post-retirement benefits to the Corporate Trustee. See the Section headed Item 13, “Certain Relationships and Related Transactions” of this report for a description of annual compensation and reimbursements paid by the Trust.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2011, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Units Owned	Percent of Units Outstanding

MPL Communications, Ltd. 41 West 54th Street New York, New York 10019	79,609 Units	28.67%

Cede & Co. PO Box 20 Bowling Green St. NY, NY 10004	160,241 Units	57.70%

The Trust has no directors. There were no Trust Units owned or pledged by HSBC as of December 31, 2011. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Declaration of Trust provides that each trustee shall receive annual compensation of $2,500 per year for its services, provided that such aggregate compensation to the trustees as a group may not exceed 3% of the monies received by the Trust in any year. The Declaration of Trust also provides for the reimbursement of expenses reasonably incurred in the performance of a trustee’s duties to the Trust, including clerical and administrative services.

Accordingly, HSBC receives annual compensation and reimbursement for services it performs to the Trust as the Registrar and Transfer Agent of the certificates representing the Trust Units.

The Declaration of Trust also provides that if a trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by Unit Holders holding a majority interest in the Trust.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10Q aggregated $19,450 in 2011 and $19,580 in 2010.

Audit-Related Fees

$13,000

Tax Fees

None

All Other Fees – For Quarterly Reviews of Form 10Q

$6,450

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Accounting Firm	12

Statement of cash receipts and disbursements – years ended December 31, 2011 and 2010	13

Notes to statement of cash receipts and disbursements	14

2. FINANCIAL STATEMENT SCHEDULES

3. EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS **	XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2012		Mills Music Trust
(Registrant)

	By:	/s/ Ignazio Tamburello
Ignazio Tamburello
Trust Officer of the Corporate Trustee
HSBC Bank U.S.A, NA