Form 10-Q
period 2012-03-31
MILLS MUSIC TRUST
filed 2012-05-15
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s Trust Units outstanding as of March 31, 2012 was 277,712.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

(UNAUDITED)

	Three Month Ended March 31
	2012	2011

Proceeds from Contingent Portion Payments made to the Trust by EMI	$292,283	$272,504

Undistributed cash at beginning of the period	66	67

General and administrative expenses	(59,613)	(34,635)

Balance available	232,736	237,936

Cash distributions to Unit Holders	232,670	237,869

Undistributed cash at end of the period	$66	$67

Cash distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$.84	$.86

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO UNAUDITED STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

(UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUTNING POLICIES

Organization

Mills Music Trust (the “Trust”) was created by a Declaration of Trust dated December 3, 1964 (the “Declaration of Trust”), for the purpose of acquiring from Mills Music, Inc. (“Old Mills”), the rights to receive payment of a deferred contingent purchase price obligation (the “Contingent Portion”) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “Catalogue”) to a newly formed company (“New Mills”) pursuant to an asset purchase agreement dated December 5, 1964 (the “Asset Purchase Agreement”). The amounts are currently payable by EMI Music Publishing (“EMI”), the current owner and administrative entity for the copyrighted materials. Payment of the Contingent Portion to the Trust continues until the end of the year in which the last copyright in the Catalogue expires and cannot be renewed.

HSBC BANK USA, N.A. (“HSBC”) acts as the Corporate Trustee for the Trust.

Proceeds from Contingent Portion Payments

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

Cash Distributions to Unit Holders

The Declaration of Trust requires the distribution of all funds received by the Trust to Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” for information about cash disbursements made to Unit Holders during the three months ended March 31, 2012 and March 31, 2011.

Accounting Policies

Payments from EMI to the Trust of the Contingent Portion are typically made in March, June, September and December. The payments received are accounted for on a cash basis, as are expenses. The Statements of Cash Receipts and Disbursements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting, as contemplated by generally accepted accounting principles in the United States. The Trust does not prepare a balance sheet or a statement of cash flows.

NOTE 2. INCOME TAXES

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

Pursuant to the terms and conditions of the Declaration of Trust, disbursements to HSBC were made as follows for the three months ended March 31, 2012 and March 31, 2011:

	Three Month Ended March 31
	2012	2011
HSBC:
Corporate Trustee Fees	$625	$625

Transfer agent and registrar	$3,750	$3,750

The administrative office of the Trust is located at HSBC Bank, USA, National Association, Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018. No expense is being charged or paid by the Trust for the office space and office equipment that is being utilized for the Trust.

NOTE 4. ROYALTY INCOME

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

Contingent Portion Payments

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

Payments of the Contingent Portion are ordinarily distributed to the Trust by EMI approximately two to three months after a quarter ends. The Trust’s annual income from payments of the Contingent Portion over the 2009, 2010 and 2011 calendar years has averaged $1,048,338 per year.

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

The Trust’s income is dependent, in part, on EMI’s ability to maintain its rights in the copyrighted songs contained in the Catalogue (the “Copyrighted Songs”) through copyright protection. As the copyrights for the Copyrighted Songs expire, less royalty income will be generated and the size of each payment of the Contingent Portion will be reduced accordingly.

EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue for the Trust during the 2011 calendar year (the “Top 50 Songs”), together with the Contingent Portion payments made to the Trust during the 2011 calendar year and certain copyright information with respect to each of the Top 50 Songs (the “Listing”). The Listing does not include any information about the copyrights for the 2012 calendar year. A copy of the Listing, as provided by EMI, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

Based on the Listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1921 and 1965. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1996 and 2060, as set forth in the Listing.

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

Audit of Royalty Income

In August 2011 the Trust engaged Prager & Fenton, an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. The audit began in November 2011 and covers the period from October 1, 2006 through June 30, 2011. The initial phase of the audit, which is not yet complete, is ongoing and will cost the Trust $17,500. Thereafter, based on the findings of Prager & Fenton, the Trust may consider expanding the scope of the audit at additional cost.

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

Liquidity and Capital Resources

The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” under the section headed Part 1, “Financial Statements” for information about cash disbursements made to Unit Holders during the three months ended March 31, 2012 and March 31, 2011.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

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

May 15, 2012		Mills Music Trust
(Registrant)

	By:	/s/ Ignazio Tamburello
Ignazio Tamburello
Trust Officer of the Corporate Trustee
HSBC Bank U.S.A, NA