Form 10-Q
period 2012-06-30
MILLS MUSIC TRUST
filed 2012-08-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(Address of principal executive offices and ZIP Code)

(Registrant’s telephone number, including area code) (212) 525-1349

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

The number of the Registrant’s Trust Units outstanding as of June 30, 2012 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Proceeds from Contingent Portion Payments made to the Trust by EMI	$141,390	$192,185	$433,673	$464,689
Undistributed cash at beginning of the period	66	66	66	67
General and administrative expenses	(89,083)	(46,083)	(148,696)	(80,718)
Balance available	52,373	146,168	285,043	384,038
Cash distributions to Unit Holders	52,307	146,102	284,977	383,972
Undistributed cash at end of the period	$66	$66	$66	$66
Cash distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$.19	$.53	$1.03	$1.38

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO UNAUDITED STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

(UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Payments of the Contingent Portion made to the Trust by EMI are based on royalty income generated by the Catalogue and collected by EMI. The Trust does not own the Catalogue and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its “best efforts” to collect all royalties, domestic and foreign, in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation in accordance with the terms and conditions of the Asset Purchase Agreement.

The amount of each payment of the Contingent Portion is based on a formula provided in the Asset Purchase Agreement. Commencing with the first quarter of the year 2010, the Contingent Portion payable to the Trust is an amount equal to 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty related expense.

Cash Distributions to Unit Holders

The Declaration of Trust requires the distribution of all funds received by the Trust to Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” for information about cash disbursements made to Unit Holders during the three months and six months ended June 30, 2012 and June 30, 2011.

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

Pursuant to the terms and conditions of the Declaration of Trust, disbursements to HSBC were made as follows for the three months and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
HSBC:
Corporate Trustee Fees	$625	$625	$1,250	$1,250

Transfer agent and registrar	$3,750	$3,750	$7,500	$7,500

The administrative office of the Trust is located at HSBC Bank, USA, National Association, Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018. No expense is being charged or paid by the Trust for the office space and office equipment that is being utilized for the Trust.

NOTE 4. ROYALTY INCOME

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of copyrights established prior to 1964 and is produced by sources in the United States, but the Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

In August 2011 the Trust engaged Prager & Fenton (“Prager”), an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. The report for the initial phase of the audit was delivered to the Trust on August 8, 2012. The initial phase of the audit covers the period from October 1, 2006 through June 30, 2011 (the “Audit Period”).

Prager identified multiple possible underpayments of the Contingent Portion during the Audit Period. Prager has requested additional information from EMI with respect to certain of the possible underpayments and is awaiting a response. The Trust is not yet in a position to form a reasonable estimate of the total amount of the collectable underpayments because Prager’s analysis remains subject to technical and legal confirmation.

The Trust is currently reviewing Prager’s report and intends to consult with Prager to enhance its understanding of the scope of the report and the report’s recommendations. After the Trust’s review of the report is completed, it will discuss the results with EMI and seek recovery of underpayments from EMI if appropriate. The Trust can offer no assurance that it will be able to recover any additional amounts from EMI related to the possible underpayments identified by the report.

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

The Trust does not own the Catalogue and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its “best efforts” to collect all royalties, domestic and foreign, in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation in accordance with the terms and conditions of the Asset Purchase Agreement.

The amount of each payment of the Contingent Portion is based on a formula provided in the Asset Purchase Agreement. Commencing with the first quarter of the year 2010, the Contingent Portion payable to the Trust is an amount equal to 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty related expense.

Prior to the first quarter of 2010, the Contingent Portion was calculated as an amount equal to 65% to 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty expenses and was guaranteed to be at least a minimum of $167,500 per quarter. Pursuant to the terms of the Asset Purchase Agreement, this method of calculation and the minimum payment guarantee are no longer in effect.

Payments of the Contingent Portion are ordinarily distributed to the Trust by EMI approximately two to three months after a quarter ends. The Trust’s annual income from payments of the Contingent Portion over the 2009, 2010 and 2011 calendar years has averaged $1,048,338 per year.

The Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of copyrights established prior to 1964 and is produced by sources in the United States, but the Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

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

Tolling Agreement

In 2007 a dispute arose between EMI and the Trust regarding $259,500 in deductions taken by EMI against its payments to the Trust of the Contingent Portion (the “Dispute”). EMI claimed the deductions were made in connection with certain expenses it incurred in years prior to 2007. As of the date of this report, the Dispute has not been settled. However, on October 4, 2007, EMI and the Trust executed a tolling agreement (the “Tolling Agreement”), pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses the parties could claim and not to commence litigation without complying with notice provisions contained in the Tolling Agreement. The Tolling Agreement, which was initially scheduled to expire on April 1, 2008, has been extended by mutual written consent through December 15, 2012.

Audit of Royalty Income

In August 2011 the Trust engaged Prager, an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. The report for the initial phase of the audit was delivered to the Trust on August 8, 2012. The initial phase of the audit covers the period from October 1, 2006 through June 30, 2011.

Prager identified multiple possible underpayments of the Contingent Portion during the Audit Period. Prager has requested additional information from EMI with respect to certain of the possible underpayments and is awaiting a response. The Trust is not yet in a position to form a reasonable estimate of the total amount of the collectable underpayments because Prager’s analysis remains subject to technical and legal confirmation.

The Trust is currently reviewing Prager’s report and intends to consult with Prager to enhance its understanding of the scope of the report and the report’s recommendations. After the Trust’s review of the report is completed, it will discuss the results with EMI and seek recovery of underpayments from EMI if appropriate. The Trust can offer no assurance that it will be able to recover any additional amounts from EMI related to the possible underpayments identified by the report.

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

Liquidity and Capital Resources

The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” under the section headed Part 1, “Financial Statements” for information about cash disbursements made to Unit Holders during the three months and six months ended June 30, 2012 and June 30, 2011.

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

August 14, 2012		Mills Music Trust
(Registrant)

	By:	/s/ Ignazio Tamburello
Ignazio Tamburello
Trust Officer of the Corporate Trustee
HSBC Bank U.S.A, NA