Form 10-Q
period 2012-09-30
MILLS MUSIC TRUST
filed 2012-11-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of the Registrant’s Trust Units outstanding as of September 30, 2012 was 277,712.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30,

2011

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Proceeds from Contingent Portion Payments made to the Trust by EMI	$246,669	$384,677	$680,342	$849,366
Undistributed cash at beginning of the period	66	66	66	67
General and administrative expenses	(34,818)	(42,199)	(183,514)	(122,917)

Balance available	211,917	342,544	496,894	726,516

Cash distributions to Unit Holders	211,851	342,478	496,828	726,450

Undistributed cash at end of the period	$66	$66	$66	$66

Cash distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$.76	$1.23	$1.79	$2.62

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO UNAUDITED STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30,

2011

(UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Mills Music Trust (the “Trust”) was created by a Declaration of Trust dated December 3, 1964 (the “Declaration of Trust”), for the purpose of acquiring from Mills Music, Inc. (“Old Mills”), the rights to receive payment of a deferred contingent purchase price obligation (the “Contingent Portion”) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “Catalogue”) to a newly formed company pursuant to an asset purchase agreement dated December 5, 1964 (the “Asset Purchase Agreement”). The amounts are currently payable by EMI Music Publishing (“EMI”), the current owner and administrative entity for the copyrighted materials. Payment of the Contingent Portion to the Trust continues until the end of the year in which the last copyright in the Catalogue expires and cannot be renewed.

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

Calculation of Contingent Portion

The amount of each payment of the Contingent Portion is based on a formula set forth in the Asset Purchase Agreement. For information regarding how the Contingent Portion is calculated and a disagreement between EMI and the Trust regarding the calculation method see “Calculation of Contingent Portion” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Cash Distributions to Unit Holders

The Declaration of Trust requires the distribution of all funds received by the Trust to Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months and nine months ended September 30, 2012 and September 30, 2011.

Accounting Policies

Payments from EMI to the Trust of the Contingent Portion are typically made in March, June, September and December for the prior calendar quarter. The payments received are accounted for on a cash basis, as are expenses.

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

Pursuant to the terms and conditions of the Declaration of Trust, disbursements to HSBC were made as follows for the three months and nine months ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
HSBC:
Corporate Trustee Fees	$625	$625	$1,875	$1,875

Transfer agent and registrar	$3,750	$3,750	$11,250	$11,250

The administrative office of the Trust is located at HSBC Bank, USA, National Association, Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018. No expense is being charged or paid by the Trust for the office space and office equipment that is being utilized for the Trust.

NOTE 4. AUDIT OF ROYALTY INCOME

In August 2011 the Trust engaged Prager & Fenton (“Prager”), an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. The audit will cost the Trust $50,000 in total, of which $10,000 has been paid to date. For information regarding the audit and its results see “Audit of Royalty Income” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Calculation of Contingent Portion

The amount of each payment of the Contingent Portion is based on a formula provided in the Asset Purchase Agreement. Prior to the first quarter of 2010, the Contingent Portion was calculated as an amount ranging from 65% to 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty expenses (the “Old Calculation Method”). In addition, the Contingent Portion was guaranteed to be at least a minimum of $167,500 per quarter (the “Minimum Payment Obligation”).

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. Both EMI and the Trust agree that one such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”).

From the first quarter of 2010 through the quarter ended March 31, 2012, EMI made Contingent Portion payments to the Trust in accordance with the New Calculation Method. However, starting with the quarter ended June 30, 2012, EMI reverted back to calculating the Contingent Portion using the Old Calculation Method. As a result of EMI’s use of the Old Calculation Method instead of the New Calculation Method, EMI’s payments of the Contingent Portion for the quarters ended June 30, 2012 and September 30, 2012 were deficient by $77,096 and $13,398, respectively.

Upon being notified of these deficient payments, EMI responded that it believes the payments were proper because the Old Calculation Method remains in effect. EMI also indicated to the Trust that (a) it plans to continue using the Old Calculation Method, (b) the Old Calculation Method should have been used during all prior periods and (c) certain overpayments were made to the Trust as a result of its use of the New Calculation Method during prior periods.

The Trust notified EMI that (a) it does not agree with EMI’s continued use of the Old Calculation Method, (b) the New Calculation Method should be used for all periods since the first quarter of 2010 and (c) that it does not agree that overpayments were made to the Trust in prior periods.

The Trust is currently in discussions with EMI to attempt to resolve this matter. In furtherance of these discussions EMI and the Trust executed a tolling agreement, dated as of August 17, 2012 (the “2012 Tolling Agreement”), pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses the parties could claim in connection with the parties’ disagreement regarding the proper calculation method and not to commence litigation without complying with notice provisions contained in the 2012 Tolling Agreement. The 2012 Tolling Agreement also covers potential claims that the Trust may have against EMI concerning underpayments of the Contingent Portion. See “Audit of Royalty Income” under this Item below.

The Trust can offer no assurance that it will be able to recover any additional amounts in connection with the disagreement discussed above or that EMI will ultimately agree with the Trust’s position on the calculation of the Contingent Portion.

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

The 2007 Tolling Agreement

In 2007 a dispute arose between EMI and the Trust regarding $259,500 in deductions taken by EMI against its payments to the Trust of the Contingent Portion (the “Dispute”). EMI claimed the deductions were made in connection with certain expenses it incurred in years prior to 2007. As of the date of this report, the Dispute has not been settled. However, on October 4, 2007, EMI and the Trust executed a tolling agreement (the “2007 Tolling Agreement”), pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses the parties could claim and not to commence litigation without complying with notice provisions contained in the 2007 Tolling Agreement. The 2007 Tolling Agreement, which was initially scheduled to expire on April 1, 2008, has been extended by mutual written consent through December 15, 2012.

Audit of Royalty Income

In August 2011 the Trust engaged Prager, an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. Prager’s final audit report (the “Prager Report”), which covers the period from January 1, 2000 to June 30, 2011 (the “Audit Period”), was delivered to the Trust on September 25, 2012. The audit will cost the Trust $50,000 in total, of which $10,000 has been paid to date.

The Prager Report identified multiple underpayments of the Contingent Portion during the Audit Period. The Trust is currently discussing the results of the audit with EMI and is attempting to seek recovery of the underpayments. In furtherance of these discussions EMI and the Trust agreed that the 2012 Tolling Agreement would cover any claims that had not already expired relating to Contingent Portion payments made during the Audit Period, in addition to claims relating to the calculation method disagreement discussed in this Item above. The Trust can offer no assurance that it will be able to recover any additional amounts from EMI related to the underpayments identified by the Prager Report.

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

Liquidity and Capital Resources

The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” under Part 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months and nine months ended September 30, 2012 and September 30, 2011.

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

November 14, 2012		Mills Music Trust
(Registrant)

	By:	/s/ Ignazio Tamburello
Ignazio Tamburello
Trust Officer of the Corporate Trustee
HSBC Bank U.S.A, NA