Form 10-K
period 2012-12-31
MILLS MUSIC TRUST
filed 2013-04-01
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2012

Commission file number 000-02123

MILLS MUSIC TRUST

(Exact name of registrant as specified in its charter)

New York	13-6183792
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o HSBC BANK USA, N.A., Corporate Trust, Issuer Services	10018
452 Fifth Avenue, New York, NY
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 212- 525-1349

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Trust Units	OTC Bulletin Board Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of voting Trust Units held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter, was approximately $10,830,768.

Total Trust Units outstanding as of March 15, 2013 was 277,712.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

ITEM 1. BUSINESS

Organization and Background

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

HSBC BANK USA, N.A. (“HSBC”) acts as the Corporate Trustee for the Trust.

Proceeds from Contingent Portion Payments

The Trust receives quarterly payments of the Contingent Portion from EMI and distributes the amounts it receives to the owners (the “Unit Holders”) of the units of beneficial interest in the Trust (the “Trust Units”) after payment of expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.

Payments of the Contingent Portion made to the Trust by EMI are based on royalty income generated by the Catalogue and collected by EMI. The Trust does not own the Catalogue or any copyrights or other intellectual property rights and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its “best efforts” to collect all royalties, domestic and foreign, in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation in accordance with the terms and conditions of the Asset Purchase Agreement.

Calculation of the Contingent Portion

The amount of each payment of the Contingent Portion is based on a formula set forth in the Asset Purchase Agreement. For information regarding how the Contingent Portion is calculated and a current disagreement between EMI and the Trust regarding the calculation method see “Calculation of Contingent Portion” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Cash Distributions to Unit Holders

The Declaration of Trust requires the distribution of all funds received by the Trust to Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” under Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the two years ended December 31, 2012.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. Based on information provided to the Trust by EMI, most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of copyrights established prior to 1964.

EMI has provided the Trust with a listing (the “2012 Listing”) of the top 50 earning songs in the Catalogue during the 2012 calendar year (the “Top 50 Songs”), together with the Contingent Portion payments made to the Trust during the 2012 calendar year, with respect to each of the Top 50 Songs. The 2012 Listing also contains the following information for each song title: the writer(s), the original copyright and copyright renewal date and the date on which each copyright enters the public domain in the United States.

EMI has authorized the Trust to disclose the 2012 Listing and it is set forth below in the form provided to the Trust by EMI.

There can be no assurance that the 2012 Listing is indicative of the future performance of the Copyrighted Songs or that EMI will be able to retain its rights to the Copyrighted Songs during their full term of copyright protection. As of the date of this report, no audit has been completed by the Trust to confirm the accuracy of the information contained in the 2012 Listing and there can be no assurance that the information provided by EMI in the 2012 Listing is accurate.

2012

Mills Music Trust Top 50 Songs

RANK	TUNE CODE	TUNE TITLE	WRITERS	Orig ©Date	Renewal Date	US PD Year	TOTAL
1	198541	LITTLE DRUMMER BOY	DAVIS, KATHERINE K/ONORATI, HENRY/SIMEONE, HARRY	11/13/1958	5/12/1986	2053	$189,202.53
2	199775	SLEIGH RIDE “VOCAL”	ANDERSON, LEROY/PARISH, MITCHELL	10/24/1950	12/5/1977	2045	$113,556.41
3	199773	SLEIGH RIDE “INST”	ANDERSON, LEROY	12/30/1948	2/23/1976	2043	$66,603.98
4	200694	YOU RASCAL YOU	THEARD, SAM	12/12/1929	12/12/1957	2024	$43,649.02
5	181559	I’VE GOT THE WORLD ON A STRING	ARLEN, HAROLD/KOEHLER, TED	3/10/1932	11/10/1959	2027	$31,711.21
6	198796	MINNIE THE MOOCHER	CALLOWAY, CAB/GASKILL, CLARENCE/MILLS, IRVING	4/7/1931	3/27/1959	2026	$23,198.02
7	181693	I CAN’T GIVE YOU ANYTHING BUT LOVE	FIELDS, DOROTHY/MC HUGH, JIMMY	3/6/1928	2/28/1956	2023	$13,876.01
8	198260	IT DON’T MEAN A THING (IF IT AIN’T GOT THAT SWING)	ELLINGTON, DUKE/MILLS, IRVING	10/28/1932	10/28/1959	2027	$11,962.31
9	181794	STARDUST	CARMICHAEL, HOAGY/PARISH, MITCHELL	1/5/1928	12/29/1955	2023	$11,075.15
10	198139	I’M GETTING SENTIMENTAL OVER YOU	BASSMAN, GEORGE/WASHINGTON, NED	10/21/1932	10/21/1959	2027	$10,176.08
11	196863	CARAVAN “VOCAL”	ELLINGTON, DUKE/TIZOL, JUAN/MILLS, IRVING	4/19/1937	4/13/1965	2032	$9,101.67
12	199667	SHAKIN’ ALL OVER	KIDD, JOHNNY	7/8/1960	1/11/1988	2055	$8,736.85
13	181797	STORMY WEATHER (KEEPS RAININ’ ALL THE TIME)	ARLEN, HAROLD/KOEHLER, TED	4/13/1933	12/31/1959	2028	$8,470.44
14	181735	LOVESICK BLUES	FRIEND, CLIFF/ MILLS, IRVING	4/3/1922	4/4/1949	1997	$8,215.26
15	197965	HOLD ME, THRILL ME, KISS ME	NOBLE, HARRY	10/21/1952	9/29/1980	2047	$7,158.73
16	390433	CARAVAN “INST”	ELLINGTON, DUKE/TIZOL, JUAN	4/19/1937	4/13/1965	2032	$7,036.30
17	198858	MOONGLOW	DE LANGE, EDDIE/HUDSON, WILL/MILLS, IRVING	12/31/1933	12/31/1960	2028	$6,861.07
18	198850	THE MOOCH	ELLINGTON, DUKE/MILLS, IRVING	12/31/1928	12/31/1956	2023	$6,520.51
19	198196	IN A SENTIMENTAL MOOD “VOCAL”	ELLINGTON, DUKE/KURTZ, MANNY/MILLS, IRVING	11/29/1935	12/31/1962	2030	$5,868.88
20	197126	CORRINE CORRINA	PARISH, MITCHELL/WILLIAMS, J. MAYO/CHATMAN, BO	12/5/1929	12/3/1957	2024	$5,414.92
21	196434	AMERICAN SALUTE	GOULD, MORTON	3/31/1943	2/17/1971	2038	$5,234.61
22	199908	ST. JAMES INFIRMARY	MILLS, IRVING/A/K/A JOE PRIMROSE	3/4/1929	2/28/1957	2024	$5,223.89
23	199953	STRAIGHTEN UP AND FLY RIGHT	COLE, NAT KING/MILLS, IRVING	5/31/1944	3/17/1972	2039	$5,201.30
24	199922	STARS FELL ON ALABAMA	PARISH, MITCHELL/PERKINS, FRANK S	9/14/1934	9/4/1962	2029	$4,003.29
25	181799	SWEET LORRAINE	BURWELL, CLIFFORD/PARISH, MITCHELL	12/31/1927	11/3/1954	2022	$3,855.69
26	2199886	SPRITIUALS	GOULD, MORTON	12/26/1945	1/11/1973	2040	$3,591.21
27	199362	PRELUDE TO A KISS	ELLINGTON, DUKE/ GORDON, IRVING/ MILLS, IRVING	9/29/1938	9/8/1966	2033	$3,548.13
28	199817	SOLITUDE	DE LANGE, EDDIE/ELLINGTON, DUKE/MILLS, IRVING	9/21/1934	9/4/1962	2029	$3,412.92
29	2196653	BLACK AND TAN FANTASY	ELLINGTON, DUKE/ MILEY, BUB	7/16/1927	7/16/1954	2022	$3,265.31
30	181610	AIN’T MISBEHAVIN’	BROOKS, HARRY/RAZAF, ANDY/WALLER, FATS	7/8/1929	7/9/1956	2024	$3,229.53
31	196798	BUGLER’S HOLIDAY	ANDERSON, LEROY	7/8/1954	2/3/2982	2049	$3,155.49
32	181607	EAST ST LOUIS TOODLE-O	ELLINGTON, DUKE/ MILEY, BUB	2/10/1927	3/3/1954	2022	$3,120.17
33	196603	BELLE OF THE BALL *INST*	ANDERSON, LEROY	10/26/1951	9/7/1979	2046	$3,085.11
34	2197228	DEATH OF A SALESMAN	NORTH, ALEX	12/5/1951 (film)	4/10/1979	2046	$2,633.07
35	198853	MOOD INDIGO	BIGARD, BARNEY/ELLINGTON, DUKE/MILLS, IRVING	2/21/1931	12/31/1958	2026	$2,493.66
36	200378	TYPEWRITER	ANDERSON, LEROY	10/6/1953	8/31/1981	2048	$2,427.73
37	181692	I CAN’T BELIEVE THAT YOU’RE IN LOVE WITH ME	GASKILL, CLARENCE/MC HUGH, JIMMY	12/31/1926	12/16/1954	2021	$2,230.37
38	196985	A CHRISTMAS FESTIVAL	ANDERSON, LEROY	8/10/1950	12/9/1977	2045	$1,985.15
39	199612	SCARLET RIBBONS (FOR HER HAIR)	DANZIG, EVELYN/SEGAL, JACK	12/13/1949	12/30/1976	2044	$1,873.59
40	181669	GIRL OF MY DREAMS	CLAPP, SUNNY	9/14/1927	8/25/1955	2022	$1,801.38
41	197319	DON’T WORRY ’BOUT ME	KOEHLER, TED/ BLOOM, RUBE	3/11/1939	5/12/1966	2034	$1,710.57
42	199312	PLINK PLANK PLUNK	ANDERSON, LEROY	10/26/1951	9/7/1979	2046	$1,664.28
43	351332	DOWN SOUTH CAMP MEETING	MILLS, IRVING/ HENDERSON, FLETCHER	3/21/1935	3/19/1963	2030	$1,646.48
44	196905	CEMENT MIXER	MILLS, PAUL/ GAILLARD, SLIM	6/19/1946	8/10/1973	2041	$1,615.88
45	181798	STRUT MISS LIZZIE	LAYTON, TURNER/ CREAMER, HENRY	2/7/1921	5/20/1948	1996	$1,594.36
46	200040	SWEET MAMA, PAPA’S GETTING MAD	FROST, PETER L./ ROSE, FRED	3/17/1920	12/9/1947	1995	$1,560.52
47	198289	JAPANESE FAREWELL SONG	MORGAN, FREDDY	9/12/1955	2/1/1983	2050	$1,523.53
48	197203	DANNY BOY	WEATHERLEY, FRED / ELLIS, NORMAN	5/10/1940	None	n/a	$1,490.12
49	198061	I DON’T STAND A GHOST OF A CHANCE WITH YOU	CROSBY, BING/ YOUNG, VICTOR	11/21/1932	11/23/1959	2027	$1,463.27
50	200088	THE SYNCOPATED CLOCK “INST”	ANDERSON, LEROY	12/11/1946	12/12/1973	2041	$1,427.27

Status of US Copyright protection may vary.

Material Contracts and Agreements

In August 2011 the Trust engaged Prager Metis International LLC (formerly Prager & Fenton LLP) (“Prager”), an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. The Prager Report cost the Trust $50,000 in total, all of which has been paid to date.

For information regarding the audit results see “Audit of Royalty Income” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Accounting Policies

Payments from EMI to the Trust of the Contingent Portion are typically made in March, June, September and December for the prior calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit Holders after expenses are paid.

The Trust’s financial statements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting, as contemplated by generally accepted accounting principles in the United States. The Trust does not prepare a balance sheet or a statement of cash flows.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Trust does not own any property. The administrative office of the Trust is located at HSBC Bank, USA, National Association, Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018. No expense is being charged or paid by the Trust for the office space and office equipment that is being utilized for the Trust.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Trust Units are traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “MMTRS”.

Price Range of Trust Units

The following table sets forth the high and low bid amounts for the Trust Units (as reported by Thomson One (Reuters)) during each quarter of the two most recent calendar years. Quotations represent inter-dealers prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Calendar Period	High	Low
	$	$
2011
First Quarter	40.50	36.62
Second Quarter	39.00	36.50
Third Quarter	39.00	35.00
Fourth Quarter	39.00	35.00

2012
First Quarter	41.25	35.00
Second Quarter	40.00	38.20
Third Quarter	39.25	35.63
Fourth Quarter	37.50	34.05

Unit Holders

As of December 31, 2012, there were 135 Trust Unit holders of record. Because many of the Trust Units are held by brokers and other institutions on behalf of Unit Holders, the Trust is unable to estimate the total number of Unit Holders.

Dividends

The Declaration of Trust requires the distribution of all funds received by the Trust to Unit Holders after payment of expenses on a quarterly basis. See the table under the section headed Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for the five years ended December 31, 2012, is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Item 8 of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distribution Per Unit*

2012	$846,809	$555,556	$2.00
2011	$1,092,692	$939,789	$3.38
2010	$1,013,161	$890,928	$3.21
2009	$1,039,162	$963,437	$3.47
2008	$999,365	$806,804	$2.91

*	Based on 277,712 Trust Units outstanding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Contingent Portion Payments

The Trust distributes the amounts it receives in Contingent Portion payments from EMI to the Unit Holders, after payment of expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.

The Trust does not own the Catalogue or any copyrights or other intellectual property rights and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its “best efforts” to collect all royalties, domestic and foreign, in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation in accordance with the terms and conditions of the Asset Purchase Agreement.

Payments of the Contingent Portion are ordinarily distributed to the Trust by EMI approximately two to three months after a quarter ends. The Trust’s annual income from payments of the Contingent Portion over the 2010, 2011 and 2012 calendar years has averaged $984,220 per year.

Calculation of the Contingent Portion

The amount of each payment of the Contingent Portion is based on a formula provided in the Asset Purchase Agreement.

Quarterly Periods Prior to the First Quarter of 2010

Prior to the first quarter of 2010, the Contingent Portion was calculated as an amount ranging from 65% to 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty expenses (the “Old Calculation Method”).

In addition, the Trust is of the view that prior to the first quarter of 2010, the Contingent Portion was guaranteed to be at least a minimum of $167,500 per quarter (the “Minimum Payment Obligation”). Prior to the first quarter of 2010, EMI made Contingent Portion payments in compliance with the Minimum Payment Obligation, but has recently questioned the rationale for such compliance.

Quarterly Periods Beginning with the First Quarter of 2010

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

EMI made Contingent Portion payments to the Trust for the first two quarters of 2010 in accordance with the Old Calculation Method. The Trust informed EMI that the use of the Old Calculation Method instead of the New Calculation Method during these quarterly periods resulted in an underpayment of the Contingent Portion to the Trust. After being notified of the Trust’s position, EMI made additional payments to the Trust to correct the underpayment.

Until the quarter ended March 31, 2012, EMI continued to make Contingent Portion payments to the Trust in accordance with the New Calculation Method. However, starting with the quarter ended June 30, 2012, EMI reverted back to calculating the Contingent Portion using the Old Calculation Method and EMI’s legal counsel subsequently advised the Trust that EMI now takes the position that the Old Calculation Method is in effect for all quarterly periods before and after the first quarter of 2010.

EMI also indicated to the Trust that (a) it plans to continue using the Old Calculation Method, (b) the Old Calculation Method should have been used during all prior periods and (c) certain overpayments were made to the Trust as a result of its use of the New Calculation Method during prior periods.

The Trust has notified EMI that (a) it does not agree with EMI’s continued use of the Old Calculation Method, (b) the New Calculation Method should be used for all periods since the first quarter of 2010 and (c) that it does not agree that overpayments were made to the Trust in prior periods.

As a result of EMI’s use of the Old Calculation Method instead of the New Calculation Method, EMI’s payments of the Contingent Portion for the quarters ended June 30, 2012 and September 30, 2012 were deficient, in the Trust’s view, by $77,096 and $13,398 respectively.

The Trust is currently in discussions with EMI to attempt to resolve this matter. In furtherance of these discussions EMI and the Trust executed a tolling agreement, dated as of August 17, 2012 (the “2012 Tolling Agreement”), pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses the parties could claim in connection with the parties’ disagreement regarding the proper calculation method and not to commence litigation without complying with notice provisions contained in the 2012 Tolling Agreement. The 2012 Tolling Agreement expires on June 15, 2013.

The 2012 Tolling Agreement also covers potential claims that the Trust may have against EMI concerning underpayments of the Contingent Portion. See “Audit of Royalty Income” under this Item below.

The Trust can offer no assurance that it will be able to recover any additional amounts in connection with the disagreement discussed above, that EMI will ultimately agree with the Trust’s position on the calculation of the Contingent Portion, or that EMI will not seek to recover any amounts that it claims as overpayments.

The Copyright Catalogue

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

See the table headed “Mills Music Trust Top 50 Songs 2012” under Item 1, “Business” for the 2012 Listing provided by EMI to the Trust.

The Trust’s receipts from EMI are derived principally from copyrights established prior to 1964 and fluctuate based on consumer interest in the “nostalgia” appeal of older songs and the overall popularity of the songs contained in the Catalogue.

A number of factors create uncertainties with respect to the Catalogue’s ability to continue to generate the same level of royalty income on a continuing, long-term basis. These factors include: (i) the effect that foreign and domestic copyright laws and any changes therein have or will have on renewal rights (e.g., vesting of renewal term rights), (ii) the length of the term of copyright protection under foreign and domestic copyright laws, (iii) reversionary rights that may effect whether EMI is able to retain its rights to the Copyrighted Songs during certain renewal terms (e.g., statutory termination of transfers or “copyright recapture”), and (iv) a disagreement between EMI and the Trust regarding the calculation method of the Contingent Portion. See “Calculation of the Contingent Portion” under this Item above.

The Trust’s income is dependent, in part, on EMI’s ability to maintain its rights in the copyrighted songs contained in the Catalogue (the “Copyrighted Songs”) through copyright protection. As the copyrights for the Copyrighted Songs expire, less royalty income will be generated and the size of each payment of the Contingent Portion will be reduced accordingly.

Based on the 2012 Listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1920 and 1960. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1995 and 2055, as set forth in the 2012 Listing.

The Copyrighted Songs are subject to statutory rights of termination of transfers, which may impact whether EMI is able to retain its ownership of the Copyrighted Songs during their term of copyright protection. For copyrights governed by the 1909 Act, this termination right vests at the end of two different renewal terms, which vary for each Copyrighted Song.

As the owner of the Catalogue, EMI, and not the Trust, is responsible for administrating the Catalogue and seeking renewals of the Copyrighted Songs. EMI does not provide detailed information to the Trust with respect to the status of renewals. However, the Asset Purchase Agreement provides that EMI is obligated to use its “best efforts” to secure renewals.

The 2007 Tolling Agreement

In 2007 a dispute arose between EMI and the Trust regarding $259,500 in deductions taken by EMI against its payments to the Trust of the Contingent Portion (the “Dispute”). EMI claimed the deductions were made in connection with certain expenses it incurred in years prior to 2007. As of the date of this report, the Dispute has not been settled. However, on October 4, 2007, EMI and the Trust executed a tolling agreement (the “2007 Tolling Agreement”), pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses the parties could claim and not to commence litigation without complying with notice provisions contained in the 2007 Tolling Agreement. The 2007 Tolling Agreement, which was initially scheduled to expire on April 1, 2008, has been extended by mutual written consent through June 15, 2013.

Audit of Royalty Income

In August 2011 the Trust engaged Prager, an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. Prager’s final audit report (the “Prager Report”), which covers the period from January 1, 2000 to June 30, 2011 (the “Audit Period”), was delivered to the Trust on September 25, 2012. The Prager Report cost the Trust $50,000 in total, all of which has been paid to date.

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

Liquidity and Capital Resources

The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit Holders after payment of expenses on a quarterly basis. See the table under the section headed Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

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

Report of Independent Registered Public Accounting Firm

The Trustees and Unit Owners

Mills Music Trust

We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2012 and 2011, on the basis of accounting described in Note 1.

Attention is directed to Notes 1 and 4 to the financial statements for information concerning disputes with respect to certain amounts believed to be owed to Mills Music Trust.

/s/ CORNICK, GARBER & SANDLER, LLP
CORNICK, GARBER & SANDLER, LLP

New York, New York

April 1, 2013

MILLS MUSIC TRUST

STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS

TWO YEARS ENDED DECEMBER 31, 2012

	2012	2011

Receipts from EMI	$846,809	$1,092,692

Undistributed Cash at Beginning of Year	6 7	67

Disbursements – Administrative Expenses	(291,256)	(152,903)

Balance Available for Distribution	555,620	939,856

Cash Distributions to Unit Holders	555,556	939,789

Undistributed Cash at End of the year	$64	$67

Cash Distributions Per Unit based on the 277,712 Trust Units Outstanding	$2.00	$3.38

See accompanying Notes to Statement of Cash Receipts and Disbursements

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS

TWO YEARS ENDED DECEMBER 31, 2012

NOTE 1. ACCOUNTING POLICIES AND GENERAL INFORMATION

Organization and Background

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

HSBC BANK USA, N.A. (“HSBC”) acts as the Corporate Trustee for the Trust.

Proceeds from Contingent Portion Payments

The Trust receives quarterly payments of the Contingent Portion from EMI and distributes the amounts it receives to the owners (the “Unit Holders”) of the units of beneficial interest in the Trust (the “Trust Units”) after payment of expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.

Payments of the Contingent Portion made to the Trust by EMI are based on royalty income generated by the Catalogue and collected by EMI. The Trust does not own the Catalogue or any copyrights or other intellectual property rights and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its “best efforts” to collect all royalties, domestic and foreign, in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation in accordance with the terms and conditions of the Asset Purchase Agreement.

Calculation of the Contingent Portion

The amount of each payment of the Contingent Portion is based on a formula provided in the Asset Purchase Agreement.

Quarterly Periods Prior to the First Quarter of 2010

Prior to the first quarter of 2010, the Contingent Portion was calculated as an amount ranging from 65% to 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty expenses (the “Old Calculation Method”).

In addition, the Trust is of the view that prior to the first quarter of 2010, the Contingent Portion was guaranteed to be at least a minimum of $167,500 per quarter (the “Minimum Payment Obligation”). Prior to the first quarter of 2010, EMI made Contingent Portion payments in compliance with the Minimum Payment Obligation, but has recently questioned the rationale for such compliance.

Quarterly Periods Beginning with the First Quarter of 2010

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

EMI made Contingent Portion payments to the Trust for the first two quarters of 2010 in accordance with the Old Calculation Method. The Trust informed EMI that the use of the Old Calculation Method instead of the New Calculation Method during these quarterly periods resulted in an underpayment of the Contingent Portion to the Trust. After being notified of the Trust’s position, EMI made additional payments to the Trust to correct the underpayment.

Until the quarter ended March 31, 2012, EMI continued to make Contingent Portion payments to the Trust in accordance with the New Calculation Method. However, starting with the quarter ended June 30, 2012, EMI reverted back to calculating the Contingent Portion using the Old Calculation Method and EMI’s legal counsel subsequently advised the Trust that EMI now takes the position that the Old Calculation Method is in effect for all quarterly periods before and after the first quarter of 2010.

EMI also indicated to the Trust that (a) it plans to continue using the Old Calculation Method, (b) the Old Calculation Method should have been used during all prior periods and (c) certain overpayments were made to the Trust as a result of its use of the New Calculation Method during prior periods.

The Trust has notified EMI that (a) it does not agree with EMI’s continued use of the Old Calculation Method, (b) the New Calculation Method should be used for all periods since the first quarter of 2010 and (c) that it does not agree that overpayments were made to the Trust in prior periods.

As a result of EMI’s use of the Old Calculation Method instead of the New Calculation Method, EMI’s payments of the Contingent Portion for the quarters ended June 30, 2012 and September 31, 2012 were deficient, in the Trust’s view, by $77,096 and $13,398 respectively.

The Trust is currently in discussions with EMI to attempt to resolve this matter. In furtherance of these discussions EMI and the Trust executed a tolling agreement, dated as of August 17, 2012 (the “2012 Tolling Agreement”), pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses the parties could claim in connection with the parties’ disagreement regarding the proper calculation method and not to commence litigation without complying with notice provisions contained in the 2012 Tolling Agreement. The 2012 Tolling Agreement expires on June 15, 2013.

The 2012 Tolling Agreement also covers potential claims that the Trust may have against EMI concerning underpayments of the Contingent Portion. See “Audit of Royalty Income” under this Item below.

The Trust can offer no assurance that it will be able to recover any additional amounts in connection with the disagreement discussed above, that EMI will ultimately agree with the Trust’s position on the calculation of the Contingent Portion, or that EMI will not seek to recover any amounts that it claims as overpayments.

Accounting Policies

Payments from EMI to the Trust of the Contingent Portion are typically made in March, June, September and December for the prior calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit Holders after expenses are paid.

The Trust’s financial statements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting, as contemplated by generally accepted accounting principles in the United States. The Trust does not prepare a balance sheet or a statement of cash flows.

Unpaid Expenses

As of December 31, 2012 there was approximately $73,556 of unpaid expenses for services rendered to the Trust to be paid from undistributed proceeds on hand and the proceeds of subsequent receipts of Contingent Portion payments from EMI.

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

Pursuant to the terms and conditions of the Declaration of Trust, disbursements were made as follows for the two years ended December 31:

Trustees	2012	2011
HSBC Bank USA
National Association:

Corporate Trustee fees	$2,500	$2,500

Transfer agent Registrar fees	$15,000	$15,000

See the Section headed Item 2, “Properties” for further information about the administrative office for the Trust, which is provided by HSBC.

NOTE 4. THE COPYRIGHT CATALOGUE AND OTHER MATTERS

The Copyright Catalogue

The Trust’s income is dependent, in part, on EMI’s ability to maintain its rights in the copyrighted songs contained in the Catalogue (the “Copyrighted Songs”) through copyright protection. As the copyrights for the Copyrighted Songs expire, less royalty income will be generated and the size of each payment of the Contingent Portion will be reduced accordingly.

Based on the 2012 Listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1920 and 1960. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1995 and 2055, as set forth in the 2012 Listing.

The Copyrighted Songs are subject to statutory rights of termination of transfers, which may impact whether EMI is able to retain its ownership of the Copyrighted Songs during their term of copyright protection. For copyrights governed by the 1909 Act, this termination right vests at the end of two different renewal terms, which vary for each Copyrighted Song.

As the owner of the Catalogue, EMI, and not the Trust, is responsible for administrating the Catalogue and seeking renewals of the Copyrighted Songs. EMI does not provide detailed information to the Trust with respect to the status of renewals. However, the Asset Purchase Agreement provides that EMI is obligated to use its “best efforts” to secure renewals.

The 2007 Tolling Agreement

In 2007 a dispute arose between EMI and the Trust regarding $259,500 in deductions taken by EMI against its payments to the Trust of the Contingent Portion (the “Dispute”). EMI claimed the deductions were made in connection with certain expenses it incurred in years prior to 2007. As of the date of this report, the Dispute has not been settled. However, on October 4, 2007, EMI and the Trust executed a tolling agreement (the “2007 Tolling Agreement”), pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses the parties could claim and not to commence litigation without complying with notice provisions contained in the 2007 Tolling Agreement. The 2007 Tolling Agreement, which was initially scheduled to expire on April 1, 2008, has been extended by mutual written consent through June 15, 2013.

Audit of Royalty Income

In August 2011 the Trust engaged Prager, an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. Prager’s final audit report (the “Prager Report”), which covers the period from January 1, 2000 to June 30, 2011 (the “Audit Period”), was delivered to the Trust on September 25, 2012. The Prager Report cost the Trust $50,000 in total, all of which has been paid to date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2012. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2012, the Trust’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The Trust has not adopted its own code of ethics (as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934) as the Trust is managed by the Corporate Trustee and thus relies on the employees of the Corporate Trustee to abide by the codes of ethics established by the Corporate Trustee or its affiliates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2012, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Trust Units Owned	Percent of Trust Units Outstanding(1)

MPL Communications, Ltd. 41 West 54th Street New York, New York 10019	79,609	28.67%

First Eagle Investment (2) Management, LLC 1345 Avenue of the Americas NY, NY 10018	33,892	12.20%

Michael Reiss (3) 104 West Chestnut Suite 356 Hinsdale, IL 60521	24,767	8.9%

(1)	Based on 277,712 Trust Units outstanding.
(2)	As reported on Schedule 13G/A filed with the SEC on February 11, 2013.
(3)	As reported on Schedule 13D filed with the SEC June 6, 2006. These units are beneficially owned through Burr Ridge Operations, Inc.

The Trust has no directors. There were no Trust Units owned or pledged by HSBC as of December 31, 2012. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10Q aggregated $14,200 in 2012 and $19,450 in 2011.

Audit-Related Fees

$13,000

Tax Fees

None

All Other Fees – For Quarterly Reviews of Form 10Q

$1,200

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Accounting Firm	12

Statement of cash receipts and disbursements – years ended December 31, 2012 and 2011	13

Notes to statement of cash receipts and disbursements	14

2. FINANCIAL STATEMENT SCHEDULES

3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(1)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS **	XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Location: Included as an exhibit to the Trust’s Annual Report of Form 10-K for the fiscal year ended December 31, 2004.
*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2013	Mills Music Trust
(Registrant)

	By:	/s/ Elena Zheng
Elena Zheng
Trust Officer of the Corporate Trustee HSBC Bank U.S.A., NA