Form 10-Q
period 2013-03-31
MILLS MUSIC TRUST
filed 2013-05-15
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of the Registrant’s Trust Units outstanding as of March 31, 2013 was 277,712.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

(UNAUDITED)

	Three Month Ended March 31
	2013	2012
Proceeds from Contingent Portion Payments made to the Trust by EMI	$173,387	$292,283
Undistributed cash at beginning of the period	64	66
General and administrative expenses	(88,772)	(59,613)

Balance available	84,679	232,736
Cash distributions to Unit Holders	80,240	232,670

Undistributed cash at end of the period	$4,439	$66

Cash distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$.29	$.84

As of March 31, 2013, $4,375 of Corporate Trustee and Transfer Agent fees that were scheduled to be paid went unpaid. Such fees were paid in April 2013.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO UNAUDITED STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

(UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Distributions to Unit Holders

The Declaration of Trust requires the distribution of all funds received by the Trust to Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2013 and March 31, 2012.

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

EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue for the Trust during the 2012 calendar year (the “Top 50 Songs”), together with the Contingent Portion payments made to the Trust during the 2012 calendar year and certain copyright information with respect to each of the Top 50 Songs (the “2012 Listing”). The 2012 Listing does not include any information about the copyrights for the 2013 calendar year. A copy of the 2012 Listing, as provided by EMI, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

Pursuant to the terms and conditions of the Declaration of Trust, disbursements to HSBC were made as follows for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31
	2013	2012
HSBC:
Corporate Trustee Fees	$0	$625

Transfer agent and registrar	$0	$3,750

As of March 31, 2013, $4,375 of Corporate Trustee and Transfer Agent fees that were scheduled to be paid went unpaid. Such fees were paid in April 2013.

The administrative office of the Trust is located at HSBC Bank, USA, National Association, Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018. No expense is being charged or paid by the Trust for the office space and office equipment that is being utilized for the Trust.

NOTE 4. AUDIT OF ROYALTY INCOME

In August 2011 the Trust engaged Prager Metis International LLC (formerly Prager & Fenton LLP) (“Prager”), an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. Prager’s final audit report (the “Prager Report”), which covers the period from January 1, 2000 to June 30, 2011 (the “Audit Period”), was delivered to the Trust on September 25, 2012. The Prager Report cost the Trust $50,000, all of which has been paid to date.

For information regarding the audit results see “Audit of Royalty Income” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

As a result of EMI’s use of the Old Calculation Method instead of the New Calculation Method, EMI’s payments of the Contingent Portion for the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012 were deficient, in the Trust’s view, by $77,096, $13,398 and $12,763 respectively.

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

Audit of Royalty Income

In August 2011 the Trust engaged Prager, an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. Prager’s final audit report, which covers the period from January 1, 2000 to June 30, 2011, was delivered to the Trust on September 25, 2012. The Prager Report cost the Trust $50,000, all of which has been paid to date.

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

Request for a Unit Holder Meeting

The Trust received a letter, dated April 24, 2013, from the law firm Taylor & McNew LLP (“Taylor & McNew”) on behalf of certain Unit Holders holding Trust Units that collectively represent 15.1% of the total outstanding Trust Units. The letter requested that HSBC, the Corporate Trustee, call a meeting of the Unit Holders to appoint successor individual Trustees.

The letter did not propose any candidates for such successor individual Trustee positions. It is anticipated that nominations will be made at the meeting by Unit Holders that are in attendance. The Declaration of Trust provides for the appointment of up to two successor individual Trustees and the Trust does not currently have any individual Trustees.

In response to the letter, the Corporate Trustee plans to call a meeting of the Unit Holders pursuant to Section 14 of the Declaration of Trust as soon as practicable. In accordance with the Securities Exchange Act of 1934, as amended, and the rules adopted by the SEC thereunder, the Trust also plans to furnish to each Unit Holder and publicly disclose with the SEC an Information Statement on Schedule 14C in advance of the meeting with certain disclosures in connection with the meeting. These disclosures will include, among other items, the time, date and location of the meeting and the record date for the meeting, which have not yet been determined as of the date of this quarterly report.

Inflation

The Trust does not believe that its activities have been materially affected by inflation.

Liquidity and Capital Resources

The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” under Part 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2013 and March 31, 2012.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

May 15, 2013		Mills Music Trust
(Registrant)

	By:	/s/ Elena Zheng
Elena Zheng
Trust Officer of the Corporate Trustee
HSBC Bank U.S.A, NA