Form 10-Q
period 2013-06-30
MILLS MUSIC TRUST
filed 2013-08-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file Number — 000-02123

MILLS MUSIC TRUST

(Exact name of registrant as specified in its charter)

New York	13-6183792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O HSBC Bank USA, N.A. Corporate Trust Issuer Services,

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

The number of the Registrant’s Trust Units outstanding as of June 30, 2013 was 277,712.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

(UNAUDITED)

		Three Months Ended			Six Months Ended
		June 30			June 30
		2013	2012		2013	2012
Proceeds From Contingent Portion Payments made to Trust By EMI		$22,384	$141,390		$195,771	$433,673
Undistributed Cash at beginning of the period		4,439	66		64	66
General and administrative expenses	(1)(2)	(4,375)	(89,083)	(1)(2)	(93,147)	(148,696)

Balance available		22,448	52,373		102,688	285,043
Cash distributions to Unit Holders		0	52,307		80,240	284,977

Balance		22,448			22,448
Undistributed cash at end of period	(3)	$22,448	$66		$22,448	$66

Cash distribution per Trust Unit (based on 277,712) Trust Units Outstanding		$0.00	$0.19		$0.29	$1.03

1	As of March 31, 2013, $4,375 of Corporate Trustee and Transfer Agent fees that were scheduled to be paid went unpaid. Such fees were paid in April 2013.
2.	As of June 30, 2013 the Trust had approximately $205,350 of unpaid expenses for services rendered to the Trust. For further information regarding the Trust’s unpaid expenses see “No Distributions to Unit Holders” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
3.	The Trust received an usually low contingent portion payment of $22,384 (or $0.0806 per Trust Unit) for the first quarter of 2013 (the “Q1 Distribution Period”) from EMI. The full amount received by the Trust for the Q1 Distribution Period was held in reserve by the Corporate Trustee to pay administrative Trust expenses in accordance with the Trust’s governing document, the Declaration of Trust. As a result, the Trust did not make any distributions to the Unit Holders for the Q1 Distribution Period.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO UNAUDITED STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

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

HSBC BANK USA, N.A. (“HSBC”) is the Corporate Trustee for the Trust.

Proceeds from Contingent Portion Payments

The Trust receives quarterly payments of the Contingent Portion from EMI and distributes the amounts it receives to the registered owners of Trust Certificates (the “Unit Holders”) representing interests in the Trust (the “Trust Units”), after payment of expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.

Payments of the Contingent Portion made to the Trust by EMI are based on royalty income generated by the Catalogue and collected by EMI. The Trust does not own the Catalogue or any copyrights or other intellectual property rights and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its best efforts to collect all royalties in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation in accordance with the Asset Purchase Agreement.

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

Cash Distributions to Unit Holders

The Declaration of Trust requires the distribution of all funds received by the Trust to Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months and six months ended June 30, 2013 and June 30, 2012.

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

Accordingly, HSBC receives annual compensation and reimbursement for services it performs to the Trust as the Registrar and Transfer Agent of the Trust Units. The Declaration of Trust also provides that if a trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by Unit Holders holding a majority interest in the Trust.

Pursuant to the Declaration of Trust, disbursements to HSBC were made as follows for the three months and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
HSBC:
Corporate Trustee Fees	$625	$625	$625	$1,250
Transfer agent and registrar	$3,750	$3,750	$3,750	$7,500

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

NOTE 4. AUDIT OF ROYALTY INCOME

In August 2011 the Trust engaged Prager Metis International LLC (“Prager”), an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. Prager’s final audit report (the “Prager Report”), which covers the period from January 1, 2000 to June 30, 2011 (the “Audit Period”), was delivered to the Trust on September 25, 2012. The Prager Report cost the Trust $50,000, all of which has been paid to date.

For information regarding the audit results see “Audit of Royalty Income” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

NOTE 5. GOVERNANCE OF THE TRUST

HSBC Bank USA, N.A. (or its predecessor, Marine Midland Bank), a national banking association organized under the laws of the United States, has been the Corporate Trustee of the Trust since February 1965. The Trust does not currently have any individual trustees.

The Trust has not adopted its own code of ethics (as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934) as the Trust is managed by the Corporate Trustee and thus relies on the Corporate Trustee to abide by its Statement of Business Principles and Code of Ethic, which is available on the Corporate Trustee’s website at http://www.us.hsbc.com.

The Trust is not a corporate entity and thus does not have an Audit Committee. The Trust has established a policy with regard to audit, audit-related and certain non-audit engagements of its independent auditors. Under this policy, the Trust annually approves certain limited, specified recurring services which may be provided by the Trust’s accountant or independent auditors. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trust. Joel Faden of Joel Faden CPA, P.C. acts as Chief Financial Individual providing accounting services for the Trust.

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

The Trust does not own the Catalogue or any copyrights or other intellectual property rights and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its best efforts to collect all royalties, domestic and foreign, in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation in accordance with the terms and conditions of the Asset Purchase Agreement.

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

As a result of EMI’s use of the Old Calculation Method instead of the New Calculation Method, EMI’s payments of the Contingent Portion for the quarters ended June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 were deficient, in the Trust’s view, by $77,096, $13,398, $12,763 and $12,996 respectively.

The Trust is currently in discussions with EMI to attempt to resolve this matter. In furtherance of these discussions EMI and the Trust executed a tolling agreement, dated as of August 17, 2012 (the “2012 Tolling Agreement”), pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses the parties could claim in connection with the parties’ disagreement regarding the proper calculation method and not to commence litigation without complying with notice provisions contained in the 2012 Tolling Agreement. The 2012 Tolling Agreement expires on October 4, 2013.

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

The 2007 Tolling Agreement

In 2007 a dispute arose between EMI and the Trust regarding $259,500 in deductions taken by EMI against its payments to the Trust of the Contingent Portion (the “Dispute”). EMI claimed the deductions were made in connection with certain expenses it incurred in years prior to 2007. As of the date of this report, the Dispute has not been settled. However, on October 4, 2007, EMI and the Trust executed a tolling agreement (the “2007 Tolling Agreement”), pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of any relevant statute of limitations defenses the parties could claim and not to commence litigation without complying with notice provisions contained in the 2007 Tolling Agreement. The 2007 Tolling Agreement, which was initially scheduled to expire on April 1, 2008, has been extended by mutual written consent through October 4, 2013.

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

Unit Holder Meeting

The Trust received a letter, dated April 24, 2013, from the law firm Taylor & McNew LLP stating that it is acting on behalf of certain Unit Holders holding Trust Units that collectively beneficially own 15.1% of the total outstanding Trust Units. The letter requested that the Corporate Trustee call a meeting of the Unit Holders to nominate and appoint successor individual trustees, but did not name any proposed nominees. The Declaration of Trust requires that a meeting be called by the trustees after receiving a written request to call a meeting from at least 15% in interest of the Unit Holders.

In response to the letter referred to above, the Corporate Trustee has called a meeting of Unit Holders to be held on August 29, 2013. The Trust has furnished to each registered owner of Trust Units and filed with the Securities and Exchange Commission an information statement on Schedule 14C on August 9, 2013 in connection with the meeting (the “Information Statement”).

Pursuant to the Declaration of Trust, only registered owners of Trust Units as shown by the registration books maintained by the Corporate Trustee as of August 6, 2013, the record date of the meeting, are entitled to notice of and to vote at the meeting. Unit Holders that hold Trust Unit in “street name” through a bank, broker, trustee, or other nominee on the record date will not be admitted to the meeting or entitled to vote.

The Declaration of Trust provides for the appointment of up to two successor individual Trustees and the Trust does not currently have any individual Trustees. The Unit Holders requesting the meeting have advised the Corporate Trustee that they currently do not have any nominees they would like to put forth as successor individual trustees. It is anticipated that nominations will be made at the meeting by Unit Holders that are in attendance. The Corporate Trustee makes no recommendation to Unit Holders with regard to the nomination or appointment of successor individual trustees.

See the Information Statement filed with the Securities and Exchange Commission by the Trust on August 9, 2013 for further information about the meeting.

No Distributions to Unit Holders

Unpaid Expenses

As of June 30, 2013 the Trust had approximately $205,350 of unpaid administrative expenses for services rendered to the Trust. The Trust has had increased legal and other administrative expenses during the first two quarters of 2013, due in part, to negotiations with EMI regarding disputed matters relating to the calculation of the Contingent Portion, the 2007 Tolling Agreement, the 2012 Tolling Agreement, the Prager Report and the Unit Holder meeting to be held on August 29, 2013.

Unusually Low Contingent Portion Payments

The Trust received an unusually low Contingent Portion payment of $22,384 for the first quarter of 2013 (the “Q1 Distribution Period”) due to an expense charged by EMI to the Trust in connection with an audit settlement relating to certain Leroy Anderson copyrights owned by EMI. In addition, EMI has informed the Corporate Trustee that EMI expects an additional expense to be charged to the Trust in the second quarter of 2013 (the “Q2 Distribution Period”) in connection with the Leroy Anderson audit settlement.

No Distributions to Unit Holders

As a result of the Trust’s increased administrative expenses and unusually low Contingent Portion payments from EMI, the full amount received by the Trust for the Q1 Distribution Period was held in reserve by the Corporate Trustee to pay administrative Trust expenses and no distributions were made to Unit Holders for the Q1 Distribution Period.

The Trust anticipates that, when received, the Contingent Portion payment for the Q2 Distribution Period may be lower than usual and may have to be held in reserve to pay administrative Trust expenses. Accordingly, the Trust may not make any distributions to Unit Holders for the Q2 Distribution Period.

Inflation

The Trust does not believe that its activities have been materially affected by inflation.

Liquidity and Capital Resources

The Declaration of Trust requires the distribution of all funds received by the Trust to the Unit Holders after payment of expenses on a quarterly basis. See the table headed “Statement of Cash Receipts and Disbursements” under Part 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months and six months ended June 30, 2013 and June 30, 2012.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification by the chief financial individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by the chief financial individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2013		Mills Music Trust
(Registrant)

	By:	/s/ Elena Zheng
Elena Zheng
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA