Form 10-Q
period 2013-09-30
MILLS MUSIC TRUST
filed 2013-11-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(212) 525-1349

(Registrant’s telephone number, including area code)

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

The number of the Registrant’s Trust Units outstanding as of September 30, 2013 was 277,712.

PART I – FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS AND NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(UNAUDITED)

	Three Month Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Proceeds From Contingent Portion Payments Made to Trust by EMI	$163,137	$246,669	$358,908	$680,342
Undistributed Cash at beginning of period	22,448	66	64	66
General and Administrative Expenses (1)(2)	-0-	(34,818)	(93,147)	(183,514)

Balance Available	185,585	211,917	265,825	496,894
Cash Distributions to Unit Holders	-0-	211,851	(80,240)	(496,828)

Undistributed Cash at End of period (2)	$185,585	$66	$185,585	$66

Cash Distribution per Trust Unit (based on 277,712) Trust Units Outstanding	$0	$0.76	$0.29	$1.79

(1)	As of March 31, 2013, $4,375 of Corporate Trustee and Transfer Agent fees that were scheduled to be paid went unpaid. Such fees were paid in April 2013.
(2)	The Trust received from EMI Mills Music Inc. $22,384 for the first quarter of 2013 and $163,137 for the second quarter of 2013. The Trustees of the Trust have decided to hold the full amount received by the Trust for these distribution periods in reserve to pay administrative Trust expenses in accordance with the Declaration of Trust. As of September 30, 2013 the Trust had $316,331 of unpaid administrative expenses for services rendered to the Trust.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO UNAUDITED STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS AND NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Background

Mills Music Trust (the “Trust”) was created by a Declaration of Trust dated December 3, 1964 (the “Declaration of Trust”), for the purpose of acquiring from Mills Music, Inc. (“Old Mills”), the rights to receive payment of a deferred contingent purchase price obligation (the “Contingent Portion”) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “Catalogue”) to a newly formed company pursuant to an asset purchase agreement dated December 5, 1964 (the “Asset Purchase Agreement”). The amounts are currently payable by EMI Mills Music Inc. (“EMI”), the current owner and administrative entity for the copyrighted materials. Pursuant to the Asset Purchase Agreement, payment of the Contingent Portion to the Trust continues until the end of the year in which the last copyright in the Catalogue expires and cannot be renewed.

Proceeds from Contingent Portion Payments

The Trust receives quarterly payments of the Contingent Portion from EMI and distributes the amounts it receives to the registered owners of Trust Certificates (the “Unit Holders”) representing interests in the Trust (the “Trust Units”), after payment of or withholdings in connection with expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.

Payments of the Contingent Portion made to the Trust by EMI are based on royalty income generated by the Catalogue and collected by EMI. The Trust does not own the Catalogue or any copyrights or other intellectual property rights and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its best efforts to collect all royalties, domestic and foreign, in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation, in accordance with the terms of the Asset Purchase Agreement.

The amount of each payment of the Contingent Portion is based on a formula set forth in the Asset Purchase Agreement. Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. For information regarding the calculation of the Contingent Portion and a related dispute and litigation between EMI and the Trust see “Calculation of Contingent Portion” and “Disputes with EMI” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Cash Distributions to Unit Holders

The Declaration of Trust requires the distribution of all funds received by the Trust to Unit Holders after payment of expenses on a quarterly basis. As of September 30, 2013 the Trust had $316,331 of unpaid administrative expenses for services rendered to the Trust. See the table headed “Statement of Cash

Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months and nine months ended September 30, 2013 and September 30, 2012. For further information regarding expenses of the Trust see “Trust Expenses and Unit Holder Distributions” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. Based on information provided to the Trust by EMI, most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of the Copyrighted Songs with copyrights established prior to 1964.

EMI has provided the Trust with a listing of the top 50 earning Copyrighted Songs during the 2012 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2012 Listing”). A copy of the 2012 Listing, as provided by EMI, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2012. The 2012 Listing does not include any information regarding Copyrighted Songs for the 2013 calendar year.

Accounting Policies

Payments from EMI to the Trust of the Contingent Portion are typically made in March, June, September and December for the prior calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust provides for the distribution of all funds received by the Trust to the Unit Holders after expenses are paid.

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

NOTE 3. GOVERNANCE OF THE TRUST

HSBC Bank USA, N.A. (the “Corporate Trustee”) (or its predecessor, Marine Midland Bank), a national banking association organized under the laws of the United States, has been the Corporate Trustee of the Trust since February 1965.

At a meeting of the Unit Holders held on August 29, 2013, Lee Eastman and Michael E. Reiss were elected as Individual Trustees of the Trust (the “Individual Trustees” and together with the Corporate Trustee, the “Trustees”) by Unit Holders holding a majority of the Trust Units outstanding as of the record date of the meeting. Mr. Eastman and Mr. Reiss have accepted their appointments as Individual Trustees in accordance with the Declaration of Trust.

The Trust has not adopted its own code of ethics (as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1933) as the Trust is managed by the Corporate Trustee and thus relies on the Corporate Trustee to abide by its Statement of Business Principles and Code of Ethics, which is available on the Corporate Trustee’s website at http://www.us.hsbc.com.

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

NOTE 4. RELATED PARTY TRANSACTIONS

The Declaration of Trust provides that each Trustee shall receive annual compensation of $2,500 per year, provided that such aggregate compensation to the Trustees as a group may not exceed 3% of the Contingent Portion amounts received by the Trust in any year. The Declaration of Trust provides for the reimbursement of expenses reasonably incurred in the performance of a Trustee’s duties to the Trust, including clerical and administrative services. Accordingly, the Corporate Trustee receives annual compensation and reimbursement for services it performs to the Trust as the Registrar and Transfer Agent of the certificates representing the Trust Units. The Declaration of Trust also provides that if a Trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to certain limitations and to prior confirmation by Unit Holders holding a majority interest in the Trust.

Pursuant to the terms of the Declaration of Trust, payments to the Corporate Trustee were made as follows for the three months and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Corporate Trustee Fees	$0	$625	$625	$1,875
Transfer agent and registrar fees	$0	$3,750	$3,750	$11,250

As of March 31, 2013, $4,375 of Corporate Trustee and Transfer Agent fees that were scheduled to be paid went unpaid. Such fees were paid in April 2013.

The Individual Trustees were elected on August 29, 2013 and have not yet been paid by the Trust.

The administrative office of the Trust is located at the offices of the Corporate Trustee, HSBC Bank, USA, N.A., Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018. Except for payments to the Corporate Trustee described in this Note 4, no expense is being charged or paid by the Trust for the office space and office equipment of the Corporate Trustee that is being utilized for the Trust.

NOTE 5. AUDIT OF ROYALTY INCOME

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

The Prager Report cost the Trust $50,000, all of which has been paid to date. At the request of the Trust, Prager has performed additional audit work in 2013 relating to the Prager Report. In connection with this work, Prager has sent additional invoices to the Trust totaling $12,420, which have not been paid as of the date hereof.

The Prager Report identified multiple underpayments of the Contingent Portion during the Audit Period. For further information regarding a dispute with EMI relating to these underpayments see “Audit of Royalty Income” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Copyright Catalogue

The Trust does not own the Catalogue or any copyrights or other intellectual property rights and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its best efforts to collect all royalties, domestic and foreign, in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation in accordance with the terms of the Asset Purchase Agreement.

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of copyrights established prior to 1964 and is produced by sources in the United States. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

The Trust’s receipts from EMI are derived principally from copyrights established prior to 1964 and fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue.

A number of factors create uncertainties with respect to the Catalogue’s ability to continue to generate the same level of royalty income on a continuing, long-term basis. These factors include: (i) the effect that foreign and domestic copyright laws and any changes therein have or will have on renewal rights (e.g., vesting of renewal term rights), (ii) the length of the term of copyright protection under foreign and domestic copyright laws, (iii) reversionary rights that may effect whether EMI is able to retain its rights to the Copyrighted Songs during certain renewal terms (e.g., statutory termination of transfers or “copyright recapture”), and (iv) ongoing disputes between EMI and the Trust regarding the payment and calculation of the Contingent Portion.

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

As the owner of the Catalogue, EMI, and not the Trust, is responsible for administrating the Catalogue and seeking renewals of the Copyrighted Songs. EMI does not provide detailed information to the Trust with respect to the status of renewals. The Asset Purchase Agreement provides that EMI is obligated to use its best efforts to secure renewals.

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

In addition, the Trust is of the view that prior to the first quarter of 2010, the Contingent Portion was guaranteed to be at least a minimum of $167,500 per quarter (the “Minimum Payment Obligation”). Prior to the first quarter of 2010, EMI made Contingent Portion payments in compliance with the Minimum Payment Obligation, but has recently disputed the rationale for such compliance.

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

Disputes with EMI

Dispute Regarding the Calculation of the Contingent Portion

EMI made Contingent Portion payments to the Trust for the first two quarters of 2010 in accordance with the Old Calculation Method. The Trust informed EMI that the use of the Old Calculation Method instead of the New Calculation Method during these quarterly periods resulted in an underpayment of the Contingent Portion to the Trust. After being notified of the Trust’s position, EMI made additional payments to the Trust to correct the underpayments for the first two quarters of 2010 so that it was in compliance with the New Calculation Method. Until the quarter ended March 31, 2012, EMI continued to make Contingent Portion payments to the Trust in accordance with the New Calculation Method.

However, starting with the quarter ended June 30, 2012, EMI reverted back to calculating the Contingent Portion using the Old Calculation Method and EMI’s legal counsel subsequently advised the Trust that

EMI now takes the position that the Old Calculation Method is in effect for all quarterly periods before and after the first quarter of 2010.

EMI also indicated to the Trust that it plans to continue using the Old Calculation Method, the Old Calculation Method should have been used during all prior periods and certain overpayments were made to the Trust as a result of its use of the New Calculation Method during prior periods.

The Trust has disputed EMI’s position regarding the calculation of the Contingent Portion (the “New Dispute”) and has notified EMI that the New Calculation Method should be used for all periods since the first quarter of 2010 and that it does not agree that overpayments were made to the Trust in prior periods.

As a result of the underpayments described above, EMI’s payments of the Contingent Portion for the quarters ended June 30, 2012, September 30, 2012 December 31, 2012, March 31, 2013 and June 30, 2013 were deficient, in the Trust’s view, by $77,096, $13,398, $12,763, $12,996 and $69,364. respectively. As of the date hereof, these amounts have not been recovered by the Trust.

Audit of Royalty Income

In August 2011 the Trust engaged Prager, an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. Prager’s final audit report, which covers the period from January 1, 2000 to June 30, 2011, was delivered to the Trust on September 25, 2012. The Prager Report identified multiple underpayments of the Contingent Portion during the Audit (the “Prager Report Underpayments”). As of the date of this report, the Prager Report Underpayments have not been recovered by the Trust.

Dispute Regarding 2007 Deductions

In 2007 a dispute arose between EMI and the Trust regarding $259,500 in deductions taken by EMI against its payments to the Trust of the Contingent Portion (the “2007 Dispute”). EMI claimed the deductions were made in connection with certain expenses it incurred in years prior to 2007. As of the date of this report, the deductions relating to the 2007 Dispute have not been recovered by the Trust.

Discussions with EMI Regarding Disputed Matters

The Trust is currently discussing with EMI the New Dispute, the Prager Report Underpayments and the 2007 Dispute (collectively, the “Disputed Matters”) and is attempting to seek recovery of underpayments it is claiming in connection with the Disputed Matters. However, the Trust can offer no assurance that it will reach an agreement with EMI to settle the Disputed Matters, that the Trust will be able to recover any amounts that it is claiming as underpayments or that EMI will not seek to recover any amounts that it claims as overpayments.

Termination of Tolling Agreements and Filing of Summons with Notice by the Trust

In furtherance of discussions with EMI regarding the Disputed Matters, the Trust and EMI previously entered into two tolling agreements (the “Tolling Agreements”), pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of relevant statute of limitations defenses the parties could raise for claims relating to the Disputed Matters that had not already expired.

On October 4, 2013, the Tolling Agreements expired and the Trust filed a Summons with Notice with the Supreme Court of the State of New York seeking damages of not less than $2,614,948 from EMI and EMI Consortium Music Publishing, Inc. for breach of contract in connection with the Disputed Matters. EMI disputes that the Trust has suffered damages in this amount. In the event that EMI and the Trust do not agree to settle the Disputed Matters, the Trust may incur substantial litigation costs. In addition, as disclosed above, there can be no assurance that the Trust will be able to recover any amounts from EMI in connection with the Disputed Matters or that EMI will not seek to recover amounts that it claims as overpayments.

Trust Expenses and Unit Holder Distributions

Unpaid Expenses

The Trust has had increased legal and other administrative expenses during the first two quarters of 2013, due in part, to negotiations with EMI regarding the Disputed Matters and the Unit Holder meeting held on August 29, 2013. As of September 30, 2013 the Trust had $316,331 of unpaid administrative expenses for services rendered to the Trust.

Unusually Low Contingent Portion Payments

The Trust received from EMI $22,384 for the first quarter of 2013 and $163,137 for the second quarter of 2013 (the “2013 Contingent Portion Payments”). The 2013 Contingent Portion Payments are unusually low compared to payments received by the Trust in prior years. EMI has advised the Trust that expenses were charged to the Trust during these distribution periods in connection with an audit settlement relating to certain Leroy Anderson copyrights owned by EMI. For further information regarding the 2013 Contingent Portion Payments and related historical information see the Trust’s 8-K and Quarterly Distribution Report No. 195 filed with the SEC on October 4, 2013.

No Distributions to Unit Holders

As a result of the Trust’s increased expenses and the unusually low Contingent Portion payments from EMI, the full amount received by the Trust for the 2013 Contingent Portion Payments was held in reserve by the Trustees to pay administrative Trust expenses in accordance with the Declaration of Trust and no distributions have been made to Unit Holders for these periods.

Inflation

The Trust does not believe that its activities have been materially affected by inflation.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution of all funds received by the Trust to the Unit Holders after payment of expenses. See the table headed “Statement of Cash Receipts and Disbursements” under Part 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months and nine months ended September 30, 2013 and September 30, 2012.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.

ITEM 3. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Controls and Procedures

As of the end of the period covered by this quarterly report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust’s “disclosure controls and procedures” (as defined in Rules 13a-15 (e) and 15d-15 (e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of the Trust’s management, including the chief financial individual providing accounting services and the trust officers of the Corporate Trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the Corporate Trustee concluded that the Trust’s disclosure controls and procedures are effective.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Trust is currently discussing with EMI the Disputed Matters and is attempting to seek recovery of underpayments it is claiming in connection with the Disputed Matters. However, the Trust can offer no assurance that it will reach an agreement with EMI to settle the Disputed Matters, that the Trust will be able to recover any amounts that it is claiming as underpayments or that EMI will not seek to recover any amounts that it claims as overpayments.

In furtherance of discussions with EMI regarding the Disputed Matters, the Trust and EMI previously entered into two Tolling Agreements, pursuant to which the parties agreed to suspend recognition of the passage of time for purposes of relevant statute of limitations defenses the parties could raise for claims relating to the Disputed Matters that had not already expired.

On October 4, 2013, the Tolling Agreements expired and the Trust filed a Summons with Notice with the Supreme Court of the State of New York seeking damages of not less than $2,614,948 from EMI and EMI Consortium Music Publishing, Inc. for breach of contract in connection with the Disputed Matters. EMI disputes that the Trust has suffered damages in this amount. In the event that EMI and the Trust do not agree to settle the Disputed Matters, the Trust may incur substantial litigation costs. In addition, as disclosed above, there can be no assurance that the Trust will be able to recover any amounts from EMI in connection with the Disputed Matters or that EMI will not seek to recover amounts that it claims as overpayments.

ITEM 1A. RISK FACTORS

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification by the chief financial individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No.	Description

32.1*	Certification by the chief financial individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2013		Mills Music Trust
(Registrant)

	By:	/s/ Elena Zheng
Elena Zheng Trust Officer of the Corporate Trustee HSBC Bank USA, NA