Form 10-K
period 2013-12-31
MILLS MUSIC TRUST
filed 2014-04-11
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2013

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

Securities registered pursuant to Section 12(g) of the Act:

Trust Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b –2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of Trust Units held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $8,817,356.

Total Trust Units outstanding as of April 11, 2014 was 277,712.

PART I

ITEM 1.	BUSINESS

Organization and Background

Mills Music Trust (the “Trust”) was created by a Declaration of Trust dated December 3, 1964 (the “Declaration of Trust”), for the purpose of acquiring from Mills Music, Inc. (“Old Mills”), the rights to receive payment of a deferred contingent purchase price obligation (the “Contingent Portion”) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “Catalogue”) to a newly formed company pursuant to an asset purchase agreement dated December 5, 1964 (the “Asset Purchase Agreement”). The Contingent Portion amounts are currently payable by EMI Mills Music Inc. (“EMI”), the current owner and administrative entity for the copyrighted materials. Pursuant to the Asset Purchase Agreement, payment of the Contingent Portion to the Trust continues until the end of the year in which the last copyright in the Catalogue expires and cannot be renewed.

HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust (the “Corporate Trustee”) and Lee Eastman and Michael E. Reiss are the Individual Trustees of the Trust (the “Individual Trustees” and together with the Corporate Trustee, the “Trustees”).

Proceeds from Contingent Portion Payments

The Trust receives quarterly payments of the Contingent Portion from EMI and distributes the amounts it receives to the registered owners of Trust Certificates (the “Unit Holders”) representing interests in the Trust (the “Trust Units”), after payment of, or withholdings in connection with, expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.

Payments that EMI makes of the Contingent Portion to the Trust are based on royalty income which the Catalogue generates and EMI collects. The Trust does not own the Catalogue or any copyrights or other intellectual property rights and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its best efforts to collect all royalties, domestic and foreign, in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation, in accordance with the terms of the Asset Purchase Agreement.

Calculation of the Contingent Portion

The amount of each payment of the Contingent Portion is based on a formula set forth in the Asset Purchase Agreement. For information regarding the calculation of the Contingent Portion and a related dispute between EMI and the Trust see “Calculation of Contingent Portion” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. Based on information which EMI provided to the Trust, most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of the Copyrighted Songs with copyrights established prior to 1964.

EMI has provided the Trust with a listing (the “2013 Listing”) of the top 50 earning songs in the Catalogue during the 2013 calendar year (the “Top 50 Songs”). The 2013 Listing is set forth below in the form provided to the Trust by EMI. The totals contained in the right most column of the 2013 Listing represent total royalty payments received by EMI for the Top 50 Songs, before deductions are made in accordance with the Asset Purchase Agreement to determine the Contingent Portion amounts owed to the Trust. The 2013 Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.

There can be no assurance that the 2013 Listing is indicative of the future performance of the Copyrighted Songs or that EMI will be able to retain its rights to the Copyrighted Songs during their full term of copyright protection. As of the date of this report, the Trust has not undertaken an audit to confirm the accuracy of the information contained in the 2013 Listing, and there can be no assurance by the Trust that the information EMI provided in the 2013 Listing is correct.

2013

Mills Music Trust Top 50 Songs

RANK	TUNE CODE	TUNE TITLE	WRITERS	Orig ©Date	Renewal Date	US PD Year	TOTAL
1	198541	LITTLE DRUMMER BOY	DAVIS, KATHERINE K/ONORATI, HENRY/SIMEONE, HARRY	11/13/1958	5/12/1986	2053	691,707.06
2	199775	SLEIGH RIDE “VOCAL”	ANDERSON, LEROY/PARISH, MITCHELL	10/24/1950	12/5/1977	2045	536,646.70
3	199773	SLEIGH RIDE “INST”	ANDERSON, LEROY	12/30/1948	2/23/1976	2043	101,039.27
4	198260	IT DON’T MEAN A THING (IF IT AIN’T GOT THAT SWING)	ELLINGTON, DUKE/MILLS, IRVING	10/28/1932	10/28/1959	2027	86,422.05
5	200694	YOU RASCAL YOU	THEARD, SAM	12/12/1929	12/12/1957	2024	60,918.50
6	181693	I CAN’T GIVE YOU ANYTHING BUT LOVE	FIELDS, DOROTHY/MC HUGH, JIMMY	3/6/1928	2/28/1956	2023	58,986.60
7	198858	MOONGLOW	DE LANGE, EDDIE/HUDSON, WILL/MILLS, IRVING	12/31/1933	12/31/1960	2028	48,631.06
8	181794	STARDUST	CARMICHAEL, HOAGY/PARISH, MITCHELL	1/5/1928	12/29/1955	2023	47,588.71
9	197965	HOLD ME, THRILL ME, KISS ME	NOBLE, HARRY	10/21/1952	9/29/1980	2047	47,074.74
10	181559	I’VE GOT THE WORLD ON A STRING	ARLEN, HAROLD/KOEHLER, TED	3/10/1932	11/10/1959	2027	46,680.10
11	196863	CARAVAN “VOCAL”	ELLINGTON, DUKE/TIZOL, JUAN/MILLS, IRVING	4/19/1937	4/13/1965	2032	45,764.67

12	199953	STRAIGHTEN UP AND FLY RIGHT	COLE, NAT KING/MILLS, IRVING	5/31/1944	3/17/1972	2039	45,444.41
13	181735	LOVESICK BLUES	FRIEND, CLIFF/ MILLS, IRVING	4/3/1922	4/4/1949	1997	41,553.77
14	198796	MINNIE THE MOOCHER	CALLOWAY, CAB/GASKILL, CLARENCE/MILLS, IRVING	4/7/1931	3/27/1959	2026	29,903.47
15	196434	AMERICAN SALUTE	GOULD, MORTON	3/31/1943	2/17/1971	2038	24,254.04
16	199817	SOLITUDE	DE LANGE, EDDIE/ELLINGTON, DUKE/MILLS, IRVING	9/21/1934	9/4/1962	2029	23,781.30
17	199908	ST. JAMES INFIRMARY	MILLS, IRVING/A/K/A JOE PRIMROSE	3/4/1929	2/28/1957	2024	21,290.68
18	181799	SWEET LORRAINE	BURWELL, CLIFFORD/PARISH, MITCHELL	12/31/1927	11/3/1954	2022	20,348.49
19	2181751	MY BABY SENDS ME a/k/a MY BABY ROCKS ME (WITH ONE STEADY ROLL)	BARBOUR, J BERNI	*	*	*	20,233.61
20	199362	PRELUDE TO A KISS	ELLINGTON, DUKE/ GORDON, IRVING/ MILLS, IRVING	9/29/1938	9/8/1966	2033	18,547.93
21	2196874	CAROL OF THE DRUM	DAVIS, KATHERINE K	5/2/1941	10/2/1968	2036	16,633.82
22	198196	IN A SENTIMENTAL MOOD “VOCAL”	ELLINGTON, DUKE/KURTZ, MANNY/MILLS, IRVING	11/29/1935	12/31/1962	2030	16,544.38
23	198139	I’M GETTING SENTIMENTAL OVER YOU	BASSMAN, GEORGE/WASHINGTON, NED	10/21/1932	10/21/1959	2027	16,416.16
24	2196653	BLACK AND TAN FANTASY	ELLINGTON, DUKE/ MILEY, BUB	7/16/1927	7/16/1954	2022	16,191.33
25	199612	SCARLET RIBBONS (FOR HER HAIR)	DANZIG, EVELYN/SEGAL, JACK	12/13/1949	12/30/1976	2044	15,464.77
26	197126	CORRINE CORRINA	PARISH, MITCHELL/WILLIAMS, J. MAYO/CHATMAN, BO	12/5/1929	12/3/1957	2024	13,336.24
27	181607	EAST ST LOUIS TOODLE-O	ELLINGTON, DUKE/ MILEY, BUB	2/10/1927	3/3/1954	2022	13,307.99
28	198853	MOOD INDIGO	BIGARD, BARNEY/ELLINGTON, DUKE/MILLS, IRVING	2/21/1931	12/31/1958	2026	12,784.89
29	181610	AIN’T MISBEHAVIN’	BROOKS, HARRY/RAZAF, ANDY/WALLER, FATS	7/8/1929	7/9/1956	2024	12,531.98
30	2196720	BLUE TANGO (INST)	ANDERSON, LEROY	10/31/1951	9/7/1979	2046	12,050.26
31	2258689	STAMPEDE IN G MINOR INSTRUMENTAL	BREWER, CLINTON	*	*	*	11,548.42
32	199922	STARS FELL ON ALABAMA	PARISH, MITCHELL/PERKINS, FRANK S	9/14/1934	9/4/1962	2029	10,658.56
33	200378	TYPEWRITER	ANDERSON, LEROY	10/6/1953	8/31/1981	2048	10,017.64
34	196798	BUGLER’S HOLIDAY	ANDERSON, LEROY	7/8/1954	2/3/2982	2049	9,711.29
35	2197550	FIDDLE FADDLE “INST”	ANDERSON, LEROY	8/29/1947	8/30/1974	2042	9,206.51
36	2196604	BELLE OF THE BALL “VOCAL”	PARISH, MITCHELL/ ANDEROSN, LEROY	10/26/1951	9/7/1979	2046	9,046.13
37	0357533	SHAKIN’ ALL OVER	KIDD, JOHNNY	7/8/1960	1/11/1988	2055	8,815.53
38	181692	I CAN’T BELIEVE THAT YOU’RE IN LOVE WITH ME	GASKILL, CLARENCE/MC HUGH, JIMMY	12/31/1926	12/16/1954	2021	8,442.02

39	196985	A CHRISTMAS FESTIVAL	ANDERSON, LEROY	8/10/1950	12/9/1977	2045	7,988.59
40	2197780	GRANADA ARABE (ZAMBRA MORA)	GOMEZ, VICENTE	5/10/1940	2/26/1968	2035	7,739.45
41	181797	STORMY WEATHER (KEEPS RAININ’ ALL THE TIME)	ARLEN, HAROLD/KOEHLER, TED	4/13/1933	12/31/1959	2028	7,647.56
42	2196721	BLUE TANGO (VOCAL)	ANDERSON, LEROY	10/31/1951	9/7/1979	2046	7,636.05
43	197319	DON“T WORRY ‘BOUT ME	KOEHLER, TED/ BLOOM, RUBE	3/11/1939	5/12/1966	2034	6,590.19
44	2181649	DIGA DIGA DOO	MCHUGH, JIMMY, FIELDS, DOROTHY	6/9/1928	5/31/1956	2023	6,550.43
45	199312	PLINK PLANK PLUNK	ANDERSON, LEROY	10/26/1951	9/7/1979	2046	5,993.56
46	2199514	ROCKIN’ IN RHYTHM	MILLS, IRVING, CARNEY, HARRY, ELLINGTON, DUKE	4/9/1931	4/7/1959	2026	5,954.88
47	198061	I DON’T STAND A GHOST OF A CHANCE WITH YOU	CROSBY, BING/ YOUNG, VICTOR	11/21/1932	11/23/1959	2027	5,789.25
48	2181631	BUGLE CALL RAG	SCHOEBEL, ELMER	6/13/1923	6/15/1950	2018	5,644.39
49	181669	GIRL OF MY DREAMS	CLAPP, SUNNY	9/14/1927	8/25/1955	2022	5,216.77
50	0357743	TEENAGE IDOL	LEWIS, JACK	5/14/1962	12/14/1990	2057	5,008.33

(*)	For these copyrights, EMI has advised the Trust that the original copyright date, the copyright renewal date and the date on which the copyright enters the public domain in the United States are currently under review by EMI’s copyright department.

Accounting Policies

Payments from EMI to the Trust of the Contingent Portion are typically made in March, June, September and December for the prior calendar quarter. The payments received are accounted for on a cash basis, as are expenses of the Trust. The Declaration of Trust provides for the distribution of the amounts it receives in Contingent Portion payments from EMI to the Unit Holders after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

The Trust’s financial statements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting, as contemplated by generally accepted accounting principles in the United States. The Trust does not prepare a balance sheet or a statement of cash flows.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The administrative office of the Trust is located at the offices of the Corporate Trustee, HSBC Bank, USA, N.A., Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018. Except for payments to the Corporate Trustee in accordance with the Declaration of Trust, no expense is being charged or paid by the Trust for the office space and office equipment of the Corporate Trustee that is being utilized for the Trust. See Note 3, “Related Party Transactions” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding payments by the Trust to the Trustees.

ITEM 3. LEGAL PROCEEDINGS

In connection with certain disputed matter, the Trust filed a Summons with Notice on October 4, 2013 with the Supreme Court of the State of New York seeking damages of not less than $2,614,948 from EMI for breach of contract, among other claims. In March 2014 the Trust voluntarily discontinued the Summons with Notice without prejudice and without cost subject to the terms of a settlement with EMI. For further information regarding the settlement see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Trust Units are traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “MMTRS”.

Price Range of Trust Units

The following table sets forth the high and low bid amounts for the Trust Units (as reported by Yahoo Finance) during each quarter of the two most recent calendar years. Quotations represent inter-dealers prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Calendar Period	High	Low
	$	$
2012
First Quarter	41.25	35.00
Second Quarter	41.00	38.20
Third Quarter	39.25	35.63
Fourth Quarter	38.50	34.05

2013
First Quarter	35.60	32.50
Second Quarter	33.50	31.58
Third Quarter	31.75	23.80
Fourth Quarter	27.00	23.79

Unit Holders

As of December 31, 2013 there were 136 Trust Unit holders of record. The Trust is unable to estimate the total number persons that beneficially own Trust Units in “street name” through brokers or other institutions.

Dividends

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with expenses and liabilities of the Trust. See the table under Part II, Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for the five years ended December 31, 2013, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Part II, Item 8 of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions Distribution to Unit Holders	Cash Per Unit*
2013	$507,830	$80,240	$0.29
2012	$846,809	$555,556	$2.00
2011	$1,092,692	$939,789	$3.38
2010	$1,013,161	$890,928	$3.21
2009	$1,039,162	$963,437	$3.47

*	Based on 277,712 Trust Units outstanding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. The Trust derives its receipts from EMI principally from copyrights established prior to 1964 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

A number of factors create uncertainties with respect to the Catalogue’s ability to continue to generate royalty income on a continuing, long-term basis. These factors include: (i) the effect that foreign and domestic copyright laws and any changes therein have or will have on renewal rights (e.g., vesting of renewal term rights), (ii) the length of the term of copyright protection under foreign and domestic copyright laws, (iii) reversionary rights that may effect whether EMI is able to retain its rights to the Copyrighted Songs during certain renewal terms (e.g., statutory termination of transfers or “copyright recapture”), and (iv) ongoing disputes between EMI and the Trust regarding the payment and calculation of the Contingent Portion.

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

Based on the 2013 Listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1922 and 1962. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2057, as set forth in the 2013 Listing.

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

Contingent Portion Payments

The Trust distributes the amounts it receives in Contingent Portion payments from EMI to the Unit Holders after payment of, or withholdings in connection with, expenses and liabilities of the Trust. EMI ordinarily distributes payments of the Contingent Portion to the Trust approximately two to three months after a quarter ends. The amount of each payment of the Contingent Portion is based on a formula provided in the Asset Purchase Agreement.

Prior to the First Quarter of 2010

Prior to the first quarter of 2010, the Contingent Portion was calculated as an amount ranging from 65% to 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty expenses. In addition, the Contingent Portion was guaranteed to be at least a minimum of $167,500 per quarter (the “Minimum Payment Obligation”).

Beginning with the First Quarter of 2010

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. Both EMI and the Trust agree that one such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI disputes the applicability of the New Calculation Method (the “Calculation Method Dispute”).

As a result of EMI not applying the New Calculation Method, EMI’s payments of the Contingent Portion for the quarters ended June 30, 2012, September 30, 2012 December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013 were deficient, in the Trust’s view, by $77,096, $13,398, $12,763, $12,996, $69,364 and $14,161, respectively. The total amount of the deficiency, in the Trust’s view, is $199,778 (the “2012 and 2013 Underpayments”).

As of the date hereof, the Trust has not received the 2012 and 2013 Underpayments. The Trust can offer no assurance that it will be able to recover the 2012 and 2013 Underpayments from EMI or that it will resolve the Calculation Method Dispute with EMI with respect to future payments of the Contingent Portion.

Settlement with EMI as to Certain Matters

The 2007 Dispute

In 2007 a dispute arose between EMI and the Trust regarding $259,500 in deductions taken by EMI against its payments to the Trust of the Contingent Portion (the “2007 Dispute”). EMI claimed the deductions were made in connection with certain expenses it incurred in years prior to 2007.

The Royalty Audit Report Dispute

In August 2011 the Trust engaged Prager Metis International LLC (formerly Prager & Fenton LLP) (“Prager”), an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. Prager delivered its final audit report, which covers the period from January 1, 2000 to June 30, 2011, to the Trust on September 25, 2012. The Prager Report identified multiple underpayments of the Contingent Portion during the period covered by the audit (the “Royalty Audit Report Dispute”).

Summons with Notice

In connection with the disputed matters discussed above, the Trust filed a Summons with Notice on October 4, 2013 with the Supreme Court of the State of New York seeking damages of not less than $2,614,948 from EMI for breach of contract, among other claims (the “Summons with Notice”).

Settlement

On February 28, 2014, the Trust, EMI and EMI Consortium Music Publishing Inc. agreed to settle (the “Settlement”) all disputed claims (the “Settled Claims”) of the Trust and EMI for all periods of time prior to October 1, 2011 (the “Settlement Period”). Pursuant to the settlement, EMI has paid the Trust an amount of $625,000 in full and final settlement of the Settled Claims and the Trust has voluntarily discontinued the Summons with Notice without prejudice and without cost subject to the terms of the settlement.

The Settled Claims include all claims during the Settlement Period, including without limitation claims relating to the Calculation Method Dispute, the 2007 Dispute and the Royalty Audit Report Dispute arising during the Settlement Period.

The Settlement does not cover any claims for any periods of time after the Settlement Period. As such, the Trust and EMI have not agreed to settle any claims relating to the Calculation Method Dispute arising after the Settlement Period and have not agreed on the method for calculating the Contingent Portion under the Asset Purchase Agreement for future quarterly periods. As noted above, as of the date hereof, the Trust has not received the 2012 and 2013 Underpayments.

Trust Expenses and Unit Holder Distributions

Expenses

The Trust has had increased legal and other administrative expenses during 2013, due in part, to negotiations with EMI regarding the Settled Claims and a Unit Holder meeting held on August 29, 2013. As of December 31, 2013 the Trust had $160,192 of unpaid administrative expenses for services rendered to the Trust. As of April 9, 2014, the Trust had received invoices for an aggregate of $42,393 in unpaid administrative expenses for services rendered to the Trust.

Low Contingent Portion Payments

During the year ended December 31, 2013, the Trust received a total of $507,830 from EMI in Contingent Portion payments.

The Contingent Portion payments the Trust received from EMI were low compared to payments the Trust received in prior years. EMI has advised the Trust that expenses were charged during certain of the distribution periods during 2013 in connection with an audit settlement relating to certain Leroy Anderson copyrights that are part of the Catalogue. The Trust can offer no assurance that the amount of future Contingent Portion payments will not continue to decrease due to expenses charged in connection with Copyrighted Songs, the expiration of copyrights as well as other factors.

2013 Distributions

Due to the increased expenses and low Contingent Portion payments during 2013, the Trustees decided to hold in reserve the full amount of the Contingent Portion payments attributable to royalties received from EMI for the first three quarterly periods of 2013 in order to pay administrative Trust expenses for services rendered to the Trust. During the year ended December 31, 2013, the Trust made cash distributions to Unit Holders in the aggregate amount of $80,240.

Recent Payments from EMI to the Trust and April 2014 Distribution

The Trust received from EMI in March 2014: (a) $625,000 in connection with the Settlement and (b) a Contingent Portion payment of $174,532, which is attributable to royalties received by EMI for the fourth quarter of 2013. On April 2, 2014, the Trust made a distribution of $636,276 (or $2.29 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on April 1, 2014. For computation details regarding the distribution please refer to the quarterly distribution report, dated April 2, 2014, attached as Exhibit 99.1 to the Current Report on Form 8-K filed by the Trust with the Securities and Exchange Commission on April 4, 2014.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the two years ended December 31, 2013.

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

Item 7A. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Accounting Firm and financial statements begin on the following page of this report.

Report of Independent Registered Public Accounting Firm

The Trustees and Unit Holders

Mills Music Trust

We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2013 and 2012, on the basis of accounting described in Note 1.

Attention is directed to Note 1 to the financial statements for information concerning the settlement with EMI covering certain disputes with respect to earned royalties.

/s/ CORNICK, GARBER & SANDLER, LLP
CORNICK, GARBER & SANDLER, LLP

New York, New York

April 11, 2014

MILLS MUSIC TRUST

STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS

TWO YEARS ENDED DECEMBER 31, 2013

	2013	2012
Receipts from EMI	$507,830	$846,809
Undistributed Cash at Beginning of Year	6 4	67
Disbursements – Administrative Expenses	(406,784)	(291,256)

Balance Available for Distribution	101,110	555,620
Cash Distributions to Unit Holders	80,240	555,556

Undistributed Cash at End of the year	$20,870	$64

Cash Distributions Per Unit based on the 277,712 Trust Units Outstanding	$0.29	$2.00

See accompanying Notes to Statement of Cash Receipts and Disbursements

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS

TWO YEARS ENDED DECEMBER 31, 2013

NOTE 1. ACCOUNTING POLICIES AND GENERAL INFORMATION

Organization and Background

Mills Music Trust (the “Trust”) was created by a Declaration of Trust dated December 3, 1964 (the “Declaration of Trust”), for the purpose of acquiring from Mills Music, Inc. (“Old Mills”), the rights to receive payment of a deferred contingent purchase price obligation (the “Contingent Portion”) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “Catalogue”) to a newly formed company pursuant to an asset purchase agreement dated December 5, 1964 (the “Asset Purchase Agreement”). The Contingent Portion amounts are currently payable by EMI Mills Music Inc. (“EMI”), the current owner and administrative entity for the copyrighted materials. Pursuant to the Asset Purchase Agreement, payment of the Contingent Portion to the Trust continues until the end of the year in which the last copyright in the Catalogue expires and cannot be renewed.

HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust (the “Corporate Trustee”) and Lee Eastman and Michael E. Reiss are the Individual Trustees of the Trust (the “Individual Trustees” and together with the Corporate Trustee, the “Trustees”).

Proceeds from Contingent Portion Payments

The Trust receives quarterly payments of the Contingent Portion from EMI and distributes the amounts it receives to the registered owners of Trust Certificates (the “Unit Holders”) representing interests in the Trust (the “Trust Units”), after payment of, or withholdings in connection with, expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.

Payments that EMI makes of the Contingent Portion to the Trust are based on royalty income which the Catalogue generates and EMI collects. The Trust does not own the Catalogue or any copyrights or other intellectual property rights and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its best efforts to collect all royalties, domestic and foreign, in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation, in accordance with the terms of the Asset Purchase Agreement.

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

Contingent Portion Payments

The Trust distributes the amounts it receives in Contingent Portion payments from EMI to the Unit Holders after payment of, or withholdings in connection with, expenses and liabilities of the Trust. EMI ordinarily distributes payments of the Contingent Portion to the Trust approximately two to three months after a quarter ends. The amount of each payment of the Contingent Portion is based on a formula provided in the Asset Purchase Agreement.

Prior to the First Quarter of 2010

Prior to the first quarter of 2010, the Contingent Portion was calculated as an amount ranging from 65% to 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty expenses. In addition, the Contingent Portion was guaranteed to be at least a minimum of $167,500 per quarter (the “Minimum Payment Obligation”).

Beginning with the First Quarter of 2010

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. Both EMI and the Trust agree that one such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI disputes the applicability of the New Calculation Method (the “Calculation Method Dispute”).

As a result of EMI not applying the New Calculation Method, EMI’s payments of the Contingent Portion for the quarters ended June 30, 2012, September 30, 2012 December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013 were deficient, in the Trust’s view, by $77,096, $13,398, $12,763, $12,996, $69,364 and $14,161, respectively. The total amount of the deficiency, in the Trust’s view, is $199,778 (the “2012 and 2013 Underpayments”).

As of the date hereof, the Trust has not received the 2012 and 2013 Underpayments. The Trust can offer no assurance that it will be able to recover the 2012 and 2013 Underpayments from EMI or that it will resolve the Calculation Method Dispute with EMI with respect to future payments of the Contingent Portion.

Settlement with EMI as to Certain Matters

The 2007 Dispute

In 2007 a dispute arose between EMI and the Trust regarding $259,500 in deductions taken by EMI against its payments to the Trust of the Contingent Portion (the “2007 Dispute”). EMI claimed the deductions were made in connection with certain expenses it incurred in years prior to 2007.

The Royalty Audit Report Dispute

In August 2011 the Trust engaged Prager Metis International LLC (formerly Prager & Fenton LLP) (“Prager”), an accounting firm specializing in auditing royalty income, to determine if payments of the Contingent Portion by EMI to the Trust have been properly made in accordance with the Asset Purchase Agreement. Prager delivered its final audit report, which covers the period from January 1, 2000 to June 30, 2011, to the Trust on September 25, 2012. The Prager Report identified multiple underpayments of the Contingent Portion during the period covered by the audit (the “Royalty Audit Report Dispute”).

Summons with Notice

In connection with the disputed matters discussed above, the Trust filed a Summons with Notice on October 4, 2013 with the Supreme Court of the State of New York seeking damages of not less than $2,614,948 from EMI for breach of contract, among other claims (the “Summons with Notice”).

Settlement

On February 28, 2014, the Trust, EMI and EMI Consortium Music Publishing Inc. agreed to settle (the “Settlement”) all disputed claims (the “Settled Claims”) of the Trust and EMI for all periods of time prior to October 1, 2011 (the “Settlement Period”). Pursuant to the settlement, EMI has paid the Trust an amount of $625,000 in full and final settlement of the Settled Claims and the Trust has voluntarily discontinued the Summons with Notice without prejudice and without cost subject to the terms of the settlement.

The Settled Claims include all claims during the Settlement Period, including without limitation claims relating to the Calculation Method Dispute, the 2007 Dispute and the Royalty Audit Report Dispute arising during the Settlement Period.

The Settlement does not cover any claims for any periods of time after the Settlement Period. As such, the Trust and EMI have not agreed to settle any claims relating to the Calculation Method Dispute arising after the Settlement Period and have not agreed on the method for calculating the Contingent Portion under the Asset Purchase Agreement for future quarterly periods. As noted above, as of the date hereof, the Trust has not received the 2012 and 2013 Underpayments.

Trust Expenses and Unit Holder Distributions

Expenses

The Trust has had increased legal and other administrative expenses during 2013, due in part, to negotiations with EMI regarding the Settled Claims and a Unit Holder meeting held on August 29, 2013. As of December 31, 2013 the Trust had $160,192 of unpaid administrative expenses for services rendered to the Trust. As of April 9, 2014, the Trust had received invoices for an aggregate of $42,393 in unpaid administrative expenses for services rendered to the Trust.

Low Contingent Portion Payments

During the year ended December 31, 2013, the Trust received a total of $507,830 from EMI in Contingent Portion payments.

The Contingent Portion payments the Trust received from EMI were low compared to payments the Trust received in prior years. EMI has advised the Trust that expenses were charged during certain of the distribution periods during 2013 in connection with an audit settlement relating to certain Leroy Anderson copyrights that are part of the Catalogue. The Trust can offer no assurance that the amount of future Contingent Portion payments will not continue to decrease due to expenses charged in connection with Copyrighted Songs, the expiration of copyrights as well as other factors.

2013 Distributions

During the year ended December 31, 2013, the Trust made cash distributions to Unit Holders in the aggregate amount of $80,240.

Due to the increased expenses and low Contingent Portion payments during 2013, the Trustees decided to hold in reserve the full amount of the Contingent Portion payments attributable to royalties received from EMI for the first three quarterly periods of 2013 in order to pay administrative Trust expenses for services rendered to the Trust.

Recent Payments from EMI to the Trust and April 2014 Distribution

The Trust received from EMI in March 2014: (a) $625,000 in connection with the Settlement and (b) a Contingent Portion payment of $174,532, which is attributable to royalties received by EMI for the fourth quarter of 2013. On April 2, 2014, the Trust made a distribution of $636,276 (or $2.29 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on April 1, 2014. For additional computation details regarding the distribution please refer to the quarterly distribution report, dated April 2, 2014, attached as Exhibit 99.1 to the Current Report on Form 8-K filed by the Trust with the Securities and Exchange Commission on April 4, 2014.

Accounting Policies

Payments from EMI to the Trust of the Contingent Portion are typically made in March, June, September and December for the prior calendar quarter. The payments received are accounted for on a cash basis, as are expenses of the Trust. The Declaration of Trust provides for the distribution of all funds received by the Trust to the Unit Holders after expenses are paid.

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Trustees are paid in accordance with the Declaration of Trust. The Declaration of Trust provides that each Trustee shall receive annual compensation of $2,500 per year, provided that such aggregate compensation to the Trustees as a group may not exceed 3% of the Contingent Portion amounts received by the Trust in any year. The Declaration of Trust also provides for the reimbursement of expenses reasonably incurred in the performance of a Trustee’s duties to the Trust, including clerical and administrative services. Accordingly, the Trustees are entitled to receive annual compensation and reimbursement for services performed for the Trust, including the Corporate Trustee’s services as the Registrar and Transfer Agent of the certificates representing the Trust Units. The Declaration of Trust also provides that if a Trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to the terms and conditions of the Declaration of Trust.

Pursuant to the Declaration of Trust, disbursements were made as follows to the Corporate Trustee for the two years ended December 31:

Trustee Fees Paid by the Trust	2013	2012
Individual Trustee fees (1)	$0	$0
Corporate Trustee fees	$1,875	$2,500
Corporate Trustee Transfer agent Registrar fees	$11,250	$15,000

Totals	$13,215	$17,500

(1)	The Individual Trustees were elected on August 29, 2013. While no payments were made to the Individual Trustees during the 2013 calendar year, the Individual Trustees have invoiced the Trust for 2013 compensation and expenses in the aggregate amount of $3,243, which amount has not yet been paid by the Trust as of March 31, 2014.

See Part I, Item 2, “Properties” for further information about the administrative office for the Trust, which is provided by the Corporate Trustee.

NOTE 4. THE COPYRIGHT CATALOGUE AND OTHER MATTERS

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. The Trust derives its receipts from EMI principally from copyrights established prior to 1964 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

A number of factors create uncertainties with respect to the Catalogue’s ability to continue to generate royalty income on a continuing, long-term basis. These factors include: (i) the effect that foreign and domestic copyright laws and any changes therein have or will have on renewal rights (e.g., vesting of renewal term rights), (ii) the length of the term of copyright protection under foreign and domestic copyright laws, (iii) reversionary rights that may effect whether EMI is able to retain its rights to the Copyrighted Songs during certain renewal terms (e.g., statutory termination of transfers or “copyright recapture”), and (iv) ongoing disputes between EMI and the Trust regarding the payment and calculation of the Contingent Portion.

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

Based on the 2013 Listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1922 and 1962. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2057, as set forth in the 2013 Listing.

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

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2013. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2013, the Trust’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust, and Lee Eastman and Michael E. Reiss are the Individual Trustees of the Trust. Pursuant to the Declaration of Trust, Trustees of the Trust serve until their removal, resignation, incapacity, or in the case of Individual Trustees, their death.

HSBC Bank, USA, N.A. - The Corporate Trustee (or its predecessor, Marine Midland Bank) has been the Corporate Trustee since February 1965 and is a national banking association organized under the laws of the United States.

Lee Eastman - Mr. Eastman was elected as an Individual Trustee of the Trust at a meeting of the Unit Holders held on August 29, 2013. Mr. Eastman has been a partner at the law firm Eastman & Eastman since 1997. He is also responsible for the day to day operations of MPL Communications, Inc. and MPL Music Publishing, Inc. and is a principal of various music publishing interests. Mr. Eastman currently serves on the board of the National Music Publishers’ Association and as executive vice-president on the board of Literacy Partners, Inc. Mr. Eastman graduated from Stanford University in 1992 and from Stanford Law School in 1997. He has served on the Board of Visitors and has lectured on intellectual property at Stanford Law School.

Michael E. Reiss - Mr. Reiss was elected as an Individual Trustee of the Trust at a meeting of the Unit Holders held on August 29, 2013. Mr. Reiss has served on a number of civic, philanthropic and community boards, including the Hinsdale Central High School Foundation, the Chicago Chapter of the Cystic Fibrosis Foundation, the Discovery Science Center of Southern California and the Coach Care Medical Foundation. From 2006 until present, Mr. Reiss has been a Member of Buttonwood Tree Management, LLC and a general partner of Buttonwood Tree Value Partners, LLC, a California investment partnership with investments that include Trust Units of Mills Music Trust. From 2010 until present, Mr. Reiss has served as Trustee for the Peggy J. Wilson Declaration of Trust and the Peggy J. Wilson Irrevocable Life Insurance Trust. Mr. Reiss is responsible for fiduciary management of these trusts, including general operations, investment management and accounting oversight. From 1992 until present, Mr. Reiss has served as President of M.E. Reiss, Ltd. and Chief Administrator and Investment Advisor for the James M. Wilson and Peggy J. Wilson trusts. From 2002 until present, Mr. Reiss has been an investment member of the following companies: McHenry Ventures, LLC, McHenry IL, Lemont Ventures, LLC, Lemont, IL; Buffalo Grove Ventures, LLC, Buffalo, IL; and Green Trails Ventures, LLC, Lisle, IL. Mr. Reiss’s activities in connection with these roles include acquisition and management of commercial real estate investments in the greater Chicago area. Mr. Reiss attended Eastern Illinois University from 1982 until 1986, where he received a Bachelor of Arts degree. Prior to that, Mr. Reiss attended the University of San Diego from 1975 until 1977 and also attended the College of DuPage from 1973 until 1975, where he received an Associates Degree.

Code of Ethics

The Trust has not adopted its own code of ethics (as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1933) as the administrative matters of the Trust are managed by the Corporate Trustee and thus relies on the Corporate Trustee to abide by its Statement of Business Principles and Code of Ethics, which is available on the Corporate Trustee’s website at http://www.us.hsbc.com.

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

ITEM 11. EXECUTIVE COMPENSATION

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any executives.

The Trustees are paid in accordance with the Declaration of Trust. The Declaration of Trust provides that each Trustee shall receive annual compensation of $2,500 per year, provided that such aggregate compensation to the Trustees as a group may not exceed 3% of the Contingent Portion amounts received by the Trust in any year. The Declaration of Trust also provides for the reimbursement of expenses reasonably incurred in the performance of a Trustee’s duties to the Trust, including clerical and administrative services. Accordingly, the Trustees are entitled to receive annual compensation and reimbursement for services performed for the Trust, including the Corporate Trustee’s services as the Registrar and Transfer Agent of the certificates representing the Trust Units. The Declaration of Trust also provides that if a Trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to the terms and conditions of the Declaration of Trust. See Note 3, “Related Party Transactions” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding payments by the Trust to the Trustees made in accordance with the Declaration of Trust.

The Declaration of Trust does not provide for any bonuses, stock awards, option awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings. The Trust does not have severance agreements nor does it provide post-retirement benefits to any of the Trustees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2013, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Trust Units Owned	Percent of Trust Units Outstanding(1)
MPL Communications, Ltd. (2)
41 West 54th Street
New York, New York 10019	79,609	28.67%
First Eagle Investment (3)
Management, LLC
1345 Avenue of the Americas
NY, NY 10018
	33,892	12.20%
Michael Reiss (4)
104 West Chestnut
Suite 356 Hinsdale, IL 60521	24,767	8.9%

(1)	Based on 277,712 Trust Units outstanding.
(2)	Lee Eastman, an Individual Trustee of the Trust, is responsible for the day to day operations of MPL Communications, Inc.
(3)	As reported on Schedule 13G/A filed with the SEC on February 14, 2014.
(4)	As reported on Schedule 13D filed with the SEC June 6, 2006. These units are beneficially owned through Burr Ridge Operations, Inc. Michael Reiss is an Individual Trustee of the Trust.

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2013. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust does not have, nor does the Declaration of Trust provide for a board of directors. Pursuant to the Declaration of Trust, trustees of the Trust serve until their removal, resignation, incapacity, or in the case of individual trustees, their death. The Trustees are paid only in accordance with the Declaration of Trust. See Note 3, “Related Party Transactions” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding payments by the Trust to the Trustees in accordance with the Declaration of Trust.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated $19,900 in 2013 and $14,200 in 2012.

Audit-Related Fees

$14,500

Tax Fees

None

All Other Fees – For Quarterly Reviews of Form 10Q

$5,400

Audit Committee

The Trust is not a corporate entity and thus does not have an Audit Committee. The Trust has established a policy with regard to audit, audit-related and certain non-audit engagements of its independent auditors. Under this policy, the Trust annually approves certain limited, specified recurring services which may be provided by the Trust’s accountant or independent auditors. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trust. Joel Faden of Joel Faden CPA, P.C. acts as Chief Financial Individual providing accounting services for the Trust

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm	13

Statement of cash receipts and disbursements – years ended December 31, 2013 and 2012	14

Notes to statement of cash receipts and disbursements	15

2. FINANCIAL STATEMENT SCHEDULES

3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(2)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 11, 2014	Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee
HSBC Bank U.S.A., NA