Form 10-Q
period 2014-03-31
MILLS MUSIC TRUST
filed 2014-05-15
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of the Registrant’s Trust Units outstanding as of March 31, 2014 was 277,712.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2014 AND MARCH 31, 2013

(UNAUDITED)

	Three Months Ended March 31
	2014	2013
Undistributed Cash at beginning of period	$20,870	$64
Proceeds From Contingent Portion Payments	174,532	173,387
Settlement with EMI(1)	625,000	—

Total	820,402	173,451

Less fees and expenses to registrar - transfer agents and others(2)	-0-	88,772

Balance available	820,402	84,679

Cash distributions to unit holders	-0-	(80,240)

Undistributed Cash at end of period	$820,402	$4,439

Cash Distribution per Trust Unit (based on 277,712) Trust Units	$-0-	$0.29

(1)	Pursuant to a settlement with EMI, the Trust received $625,000 from EMI in March 2014. For further information regarding the settlement see Part II—Item 1, “Legal Proceedings”.
(2)	As of March 31, 2013, $4,375 of Corporate Trustee and Transfer Agent fees that were scheduled to be paid went unpaid. Such fees were paid in April 2013.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2014 AND MARCH 31, 2013

(UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Background

Mills Music Trust (the “Trust”) was created by a Declaration of Trust, dated December 3, 1964 (the “Declaration of Trust”), for the purpose of acquiring from Mills Music, Inc. (“Old Mills”), the rights to receive payment of a deferred contingent purchase price obligation (the “Contingent Portion”) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “Catalogue”) to a newly formed company pursuant to an asset purchase agreement dated December 5, 1964 (the “Asset Purchase Agreement”). The Contingent Portion amounts are currently payable by EMI Mills Music Inc. (“EMI”), the owner and administrative entity for the copyrighted materials. Pursuant to the Asset Purchase Agreement, payment of the Contingent Portion to the Trust continues until the end of the year in which the last copyright in the Catalogue expires and cannot be renewed.

HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust (the “Corporate Trustee”), and Lee Eastman and Michael E. Reiss are the Individual Trustees of the Trust (the “Individual Trustees” and together with the Corporate Trustee, the “Trustees”).

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

The amount of each payment of the Contingent Portion is based on a formula set forth in the Asset Purchase Agreement. For information regarding the calculation of the Contingent Portion and a related dispute between EMI and the Trust see “Contingent Portion Payments” under Part I—Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2013 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2013 Listing”). A copy of the 2013 Listing, as provided by EMI, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2013. The 2013 Listing does not include any information regarding Copyrighted Songs for the 2014 calendar year.

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

NOTE 3. GOVERNANCE OF THE TRUST

HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust, and Lee Eastman and Michael E. Reiss are the Individual Trustees of the Trust. Pursuant to the Declaration of Trust, the Trustees serve until their removal, resignation, incapacity, or in the case of Individual Trustees, their death. The Trust does not have, nor does the Declaration of Trust provide for, officers or a board of directors.

The Trust has not adopted its own code of ethics (as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934, the “Exchange Act”) as the Trust is managed by the Corporate Trustee and thus relies on the Corporate Trustee to abide by its Statement of Business Principles and Code of Ethics, which is available on the Corporate Trustee’s website at http://www.us.hsbc.com.

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

NOTE 4. RELATED PARTY TRANSACTIONS

The Trustees are paid in accordance with the Declaration of Trust, which provides that each Trustee shall receive annual compensation of $2,500 per year, provided that such aggregate compensation to the Trustees as a group may not exceed 3% of the Contingent Portion amounts received by the Trust in any year. The Declaration of Trust also provides for the reimbursement of expenses reasonably incurred in the performance of a Trustee’s duties to the Trust, including clerical and administrative services. Accordingly, the Trustees are entitled to receive annual compensation and reimbursement for services performed for the Trust, including the Corporate Trustee’s services as the Registrar and Transfer Agent of the certificates representing the Trust Units. The Declaration of Trust also provides that if a Trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to the terms and conditions of the Declaration of Trust.

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31(1)
	2014	2013
Corporate Trustee Fees and Expenses	$0	$0
Individual Trustee Fees and Expenses	$0	$0

Totals	$0	$0

(1)	No Trustee payments were made during the first quarter of 2014 and 2013. As of May 9, 2014, the Trust paid an aggregate of $11,992 to the Trustees for fees and expenses in 2014.

The administrative office of the Trust is located at the offices of the Corporate Trustee, HSBC Bank, USA, N.A., Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018. Except for fees paid to the Corporate Trustee in accordance with the Declaration of Trust, no expense is being charged or paid by the Trust for the office space and office equipment of the Corporate Trustee that is being utilized for the Trust.

NOTE 5. SUBSEQUENT EVENTS

The Trust received a letter from R. Bruce McNew (“McNew”), an attorney with the law firm Wilks, Lukoff & Bracegirdle, LLC, requesting compensation for a benefit the letter claims was conferred on the Trust in the amount of $200,000. The letter states that McNew’s law firm is entitled to this payment because it was responsible for causing the Corporate Trustee to schedule a Unit Holder meeting held on August 29, 2013 at which two Individual Trustees were elected. The Trustees have not yet considered McNew’s request at a meeting of the Trustees and have reached no conclusion as to the merits of the request.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on information provided by EMI to the Trust, the Trust derives its receipts from EMI principally from copyrights established prior to 1964 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

A number of factors create uncertainties with respect to the Catalogue’s ability to continue to generate royalty income on a continuing, long-term basis for the Trust. These factors include: (i) the effect that foreign and domestic copyright laws and any changes therein have or will have on renewal rights (e.g., vesting of renewal term rights), (ii) the length of the term of copyright protection under foreign and domestic copyright laws, (iii) reversionary rights that may effect whether EMI is able to retain its rights to the Copyrighted Songs during certain renewal terms (e.g., statutory termination of transfers or “copyright recapture”) and (iv) ongoing disputes between EMI and the Trust regarding the payment and calculation of the Contingent Portion.

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

Contingent Portion Payments

EMI ordinarily makes payments of the Contingent Portion to the Trust on a quarterly basis, approximately two to three months after a quarter ends. The Trust distributes the amounts it receives in Contingent Portion payments from EMI to the Unit Holders after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

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

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. Both EMI and the Trust agree that one such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from EMI’s exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI disputes that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement. As a result of EMI not applying the New Calculation Method, EMI’s payments of the Contingent Portion were deficient, in the Trust’s view, by the following amounts (the “EMI Underpayments”):

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096,
September 30, 2012	$13,398
December 31, 2012	$12,763
March 31, 2013	$12,996
June 30, 2013	$69,364
September 30, 2013	$14,161
December 31, 2013	$13,549

Total	$213,327

As of the date hereof, the Trust has not received the EMI Underpayments. The Trust can offer no assurance that it will be able to recover any of the EMI Underpayments or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Recent Distributions to Unit Holders

On April 2, 2014, the Trust made a distribution of $636,276 (or $2.29 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on April 1, 2014. For computation details regarding the distribution please refer to the quarterly distribution report, dated April 2, 2014, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on April 4, 2014.

As of May 9, 2014, the Trust was holding $64.00 in cash and had received invoices for an aggregate of $107,870 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1—Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2014 and March 31, 2013.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.

ITEM 3. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Controls and Procedures

As of the end of the period covered by this quarterly report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust’s “disclosure controls and procedures” (as defined in Rules 13a-15 (e) and 15d-15 (e) of the Exchange Act) under the supervision and with the participation of the Trust’s management, including the chief financial individual providing accounting services and the trust officers of the Corporate Trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the Corporate Trustee concluded that the Trust’s disclosure controls and procedures are effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with certain disputed matters discussed in the Trust’s Annual Report on Form 10-K filed with the SEC on April 11, 2014, the Trust filed a Summons with Notice on October 4, 2013 with the Supreme Court of the State of New York seeking damages of not less than $2,614,948 from EMI for breach of contract, among other claims (the “Summons with Notice”).

On February 28, 2014, the Trust, EMI and EMI Consortium Music Publishing Inc. agreed to settle (the “Settlement”) all disputed claims (the “Settled Claims”) of the Trust and EMI for all periods of time prior to October 1, 2011 (the “Settlement Period”). Pursuant to the Settlement, EMI has paid the Trust an amount of $625,000 in full and final settlement of the Settled Claims, and the Trust has voluntarily discontinued the Summons with Notice without prejudice and without cost subject to the terms of the Settlement.

The Settlement does not cover any claims for any periods of time after the Settlement Period. As such, the Trust and EMI have not agreed to settle any claims relating to the EMI Underpayments, which arose after the Settlement Period, and have not agreed on the method for calculating the Contingent Portion under the Asset Purchase Agreement for future quarterly periods. As noted above, as of the date hereof, the Trust has not received the EMI Underpayments.

ITEM 1A. RISK FACTORS

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

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

May 15, 2014		Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA