Form 10-Q
period 2014-06-30
MILLS MUSIC TRUST
filed 2014-08-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of the Registrant’s Trust Units outstanding as of June 30, 2014 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2014 AND JUNE 30, 2013

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Undistributed Cash - Beginning of period	$820,402	$4,439	$20,870	$64
Proceeds From Contingent Portion Payments	132,145	22,384	306,677	195,771
Settlement(1)	0	—	625,000	—
General and Administrative Expenses(2)	(184,062)	(4,375)	(184,062)	(93,147)

Balance available	768,485	22,448	768,485	102,688
Cash distributions to unit holders	(636,276)	—	(636,276)	(80,240)

Undistributed Cash-End of Period	$132,209	$22,448	$132,209	$22,448

Cash Distributions per Trust Unit (based on 277,712 trust units outstanding)	$2.29	$0	$2.29	$0.29

(1)	Pursuant to a settlement, the Trust received $625,000 in March 2014. For further information regarding the settlement see Part II, Item 1, “Legal Proceedings”.

(2)	As of March 31, 2013, $4,375 of Corporate Trustee and Transfer Agent fees that were scheduled to be paid went unpaid. Such fees were paid in April 2013.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2014 AND JUNE 30, 2013

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

The Contingent Portion amounts are currently payable by EMI Mills Music Inc. (“EMI”), the owner of the copyrighted materials contained in the Catalogue. The Trust has been advised that Sony/ATV Music Publishing LLC is the administrator and manager of EMI and the Catalogue.

HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust (the “Corporate Trustee”), and Lee Eastman and Michael E. Reiss are the Individual Trustees of the Trust (the “Individual Trustees” and together with the Corporate Trustee, the “Trustees”).

Proceeds from Contingent Portion Payments

The Trust receives quarterly payments of the Contingent Portion and distributes the amounts it receives to the registered owners of Trust Certificates (the “Unit Holders”) representing interests in the Trust (the “Trust Units”), after payment of, or withholdings in connection with, expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.

Payments of the Contingent Portion to the Trust are based on royalty income which the Catalogue generates. The Trust does not own the Catalogue or any copyrights or other intellectual property rights and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its best efforts to collect all royalties, domestic and foreign, in connection with the Catalogue and to remit a portion of its royalty income to the Trust as its Contingent Portion payment obligation, in accordance with the terms of the Asset Purchase Agreement.

The amount of each payment of the Contingent Portion is based on a formula set forth in the Asset Purchase Agreement. For information regarding the calculation of the Contingent Portion see “Contingent Portion Payments” under Part I—Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. The Trust has been provided with a listing of the top 50 earning songs in the Catalogue during the 2013 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2013 Listing”). A copy of the 2013 Listing, as provided to the Trust, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2013. The 2013 Listing does not include any information regarding Copyrighted Songs for the 2014 calendar year.

Accounting Policies

Payments to the Trust of the Contingent Portion are typically made in March, June, September and December for the prior calendar quarter. The payments received are accounted for on a cash basis, as are expenses of the Trust. The Declaration of Trust provides for the distribution of the amounts it receives in Contingent Portion payments to the Unit Holders after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

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

NOTE 4. RELATED PARTY TRANSACTIONS

The Trustees are paid in accordance with the Declaration of Trust, which provides that each Trustee shall receive annual compensation of $2,500, provided that such aggregate compensation to the Trustees as a group may not exceed 3% of the Contingent Portion amounts received by the Trust in any year. The Declaration of Trust also provides for the reimbursement of expenses reasonably incurred in the performance of a Trustee’s duties to the Trust, including clerical and administrative services. Accordingly, the Trustees are entitled to receive annual compensation and reimbursement for services performed for the Trust, including the Corporate Trustee’s services as the Registrar and Transfer Agent of the certificates representing the Trust Units. The Declaration of Trust also provides that if a Trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to the terms and conditions of the Declaration of Trust.

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Corporate Trustee Fees and Expenses	$1,250	$625	$1,250	$625
Individual Trustee Fees and Expenses	3,242	—	3,242	—
Transfer Agent and Registrar(1)	7,500	3,750	7,500	3,750

(1)	These services are performed by the Corporate Trustee.

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

NOTE 5. OTHER MATTERS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on information provided to the Trust, the Trust’s receipts are derived principally from copyrights established prior to 1964 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

A number of factors create uncertainties with respect to the Catalogue’s ability to continue to generate royalty income on a continuing, long-term basis for the Trust. These factors include: (i) the effect that foreign and domestic copyright laws and any changes thereto have or will have on renewal rights (e.g., vesting of renewal term rights), (ii) the length of the term of copyright protection under foreign and domestic copyright laws, (iii) reversionary rights that may effect whether EMI is able to retain its rights to the Copyrighted Songs during certain renewal terms (e.g., statutory termination of transfers or “copyright recapture”) and (iv) ongoing disputes regarding the payment and calculation of the Contingent Portion.

The Trust does not own the Catalogue or any copyrights or other intellectual property rights and is not responsible for collecting royalties in connection with the Catalogue. As the current owner and administrator of the Catalogue, EMI is obligated under the Asset Purchase Agreement to use its best efforts to collect all royalties, domestic and foreign, in connection with the Catalogue and to remit a portion of its royalty income to the Trust in accordance with its Contingent Portion payment obligation.

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

The Copyrighted Songs are subject to statutory rights of termination of transfers, which may impact whether EMI is able to retain its ownership of the Copyrighted Songs during their respective terms of copyright protection. For copyrights governed by the 1909 Act, this termination right vests at the end of two different renewal terms, which vary for each Copyrighted Song. As the owner of the Catalogue, EMI (and not the Trust) is responsible for administrating the Catalogue and seeking renewals of the Copyrighted Songs. The Asset Purchase Agreement provides that EMI is obligated to use its best efforts to secure renewals.

Contingent Portion Payments

Payments of the Contingent Portion to the Trust are ordinarily made on a quarterly basis, approximately two to three months after a quarter ends. The Trust distributes the amounts it receives in Contingent Portion payments to the Unit Holders after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

The amount of each payment of the Contingent Portion is based on a formula provided in the Asset Purchase Agreement. Prior to the first quarter of 2010, the Contingent Portion was calculated as an amount ranging from 65% to 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty expenses. In addition, the Contingent Portion was guaranteed to be at least a minimum of $167,500 per quarter (the “Minimum Payment Obligation”).

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. One such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement. As a result of the New Calculation Method not being applied, payments of the Contingent Portion have been deficient, in the Trust’s view, by the following amounts (the “Underpayments”):

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096,
September 30, 2012	$13,398
December 31, 2012	$12,763
March 31, 2013	$12,996
June 30, 2013	$69,364
September 30, 2013	$14,161
December 31, 2013	$13,549
March 31, 2014	$37,478

Total	$250,805

As of the date hereof, the Trust has not received the Underpayments. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Recent Contingent Portion Payment

In June 2014 the Trust received $132,145 from EMI for royalty income generated by the Catalog during the first quarter of 2014. The full amount of this payment is being held in reserve by the Trustees of the Trust to pay administrative expenses for services rendered to the Trust in accordance with the Declaration of Trust. As a result, the Trust did not make any distributions to Unit Holders in respect of such payment. For computation details relating to this payment please refer to the quarterly distribution report, dated July 2, 2014, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on July 2, 2014.

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

Cash and Administrative Expenses

As of August 1, 2014, the Trust was holding $132,209 in cash and had received invoices for an aggregate of $174,629 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1—Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2014 and June 30, 2013.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Trust’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Trust’s reports filed under the Exchange Act is accumulated and communicated to Trust’s management, including the Chief Financial Individual providing accounting services and the trust officer of the Corporate Trustee, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Trust filed a Summons with Notice on October 4, 2013 with the Supreme Court of the State of New York seeking damages of not less than $2,614,948 from EMI (the “Summons with Notice”) in connection with certain disputed matters discussed in the Trust’s Annual Report on Form 10-K.

On February 28, 2014, the Trust, EMI and EMI Consortium Music Publishing Inc. agreed to settle (the “Settlement”) all disputed claims (the “Settled Claims”) of the Trust and EMI for all periods of time prior to October 1, 2011 (the “Settlement Period”). Pursuant to the Settlement, EMI has paid the Trust the amount of $625,000 in full and final settlement of the Settled Claims, and the Trust has voluntarily discontinued the Summons with Notice without prejudice and without cost subject to the terms of the Settlement.

The Settlement does not cover any claims for any periods of time after the Settlement Period. As such, the Trust has not agreed to settle any claims relating to Underpayments which arose after the Settlement Period, and has not agreed on the method for calculating the Contingent Portion under the Asset Purchase Agreement.

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

August 14, 2014		Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong Trust Officer of the Corporate Trustee HSBC Bank USA, NA