Form 10-Q
period 2014-09-30
MILLS MUSIC TRUST
filed 2014-11-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of the Registrant’s Trust Units outstanding as of September 30, 2014 was 277,712.

i

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Undistributed Cash - Beginning of period	$132,209	$22,448	$20,870	$64
Proceeds From Contingent Portion Payments	157,212	163,137	463,889	358,908
Settlement (1)	—	—	625,000	—
General and Administrative Expenses (2)	—	—	(184,062)	(93,147)

Balance available	289,421	185,585	925,697	265,825
Cash distributions to unit holders (3)	—	—	(636,276)	(80,240)

Undistributed Cash - End of period	289,421	185,585	289,421	185,585

Cash Distribution Per Trust Unit	$0	$0	$2.29	$0.29

(1)	Pursuant to a settlement with EMI, the Trust received $625,000 from EMI in March 2014. For further information regarding the settlement see Part II, Item 1, “Legal Proceedings”.

(2)	General and Administrative Expenses of $266,462 owing at September 30, 2014 were paid in October 2014. As of March 31, 2013, $4,375 of Corporate Trustee and Transfer Agent fees that were scheduled to be paid went unpaid. Such fees were paid in April 2013.

(3)	Distribution to Unit Holders of $22,896 for the period ended September 30, 2014 were paid in October 2014.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Background

Mills Music Trust (the “Trust”) was created by a Declaration of Trust, dated December 3, 1964 (the “Declaration of Trust”), for the purpose of acquiring from Mills Music, Inc. (“Old Mills”), the right to receive payment of a deferred contingent purchase price obligation (the “Contingent Portion”) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “Catalogue”) to a newly formed company pursuant to an asset purchase agreement dated December 5, 1964 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, payment of the Contingent Portion to the Trust continues until the end of the year in which the last copyright in the Catalogue expires and cannot be renewed.

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

The Trust is not a corporate entity and thus does not have an Audit Committee. The Trust has established a policy with regard to audit, audit-related and certain non-audit engagements of its independent auditors. Under this policy, the Trust annually approves certain limited, specified recurring services which may be provided by the Trust’s accountant or independent auditors. All other engagements for services to be performed by the Trust’s independent auditors are separately approved by the Trust. Joel Faden of Joel Faden CPA, P.C. acts as Chief Financial Individual providing accounting services for the Trust.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Corporate Trustee Fees and Expenses	$0	$0	$1,250	$625
Individual Trustee Fees and Expenses	0	0	3,242	0
Transfer Agent and Registrar (1)	0	0	7,500	3,750

	$0	$0	$11,992	$4,375

(1)	These services are performed by the Corporate Trustee.

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

NOTE 5. OTHER MATTERS

In October 2014, the Trust made a payment to Wilks, Lukoff & Bracegirdle, LLC (“Wilks”) in the amount of $76,216. The payment was for compensation and reimbursement in respect of fees and expenses of Wilks in connection with the Trust’s Unit Holder meeting held on August 29, 2013, at which the Individual Trustees were elected. In consideration for the payment, Wilks agreed to release the Trust and its affiliates from all claims and demands arising prior to September 30, 2014, including a prior request made by Wilks for compensation and reimbursement in the amount of $200,000.

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

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. One such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement. As a result of the New Calculation Method not being applied, payments of the Contingent Portion have been deficient, in the Trust’s view, by the following amounts (the “Underpayments”):

Quarterly Payment Period	Amount of Deficiency

June 30, 2012	$77,096
September 30, 2012	$13,398
December 31, 2012	$12,763
March 31, 2013	$12,996
June 30, 2013	$69,364
September 30, 2013	$14,161
December 31, 2013	$13,549
March 31, 2014	$37,478
June 30, 2014	$17,182

Total	$267,987

As of the date hereof, the Trust has not received the Underpayments. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Recent Contingent Portion Payments

In June 2014 the Trust received a Contingent Portion payment of $132,145 from EMI, which was attributable to royalties from the first quarter of 2014. In September 2014 the Trust received a Contingent Portion payment of $157,212 from EMI, which was attributable to royalties from the second quarter of 2014.

Recent Distributions

In October 2014, the Trust made a distribution of $22,896 (or $0.0824 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on October 11, 2014. For computation details regarding the distribution please refer to the quarterly distribution report, dated October 12, 2014, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on October 17, 2014.

Cash and Administrative Expenses

As of November 1, 2014, the Trust was holding $62 in cash and had received invoices for an aggregate of $39,426 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1—Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and nine months ended September 30, 2014 and September 30, 2013.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Controls and Procedures

As of the end of the period covered by this quarterly report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) under the supervision and with the participation of the Trust’s management, including the Chief Financial Individual providing accounting services and the trust officers of the Corporate Trustee. Based on that evaluation, the Chief Financial Individual providing accounting services and the trust officer of the Corporate Trustee concluded that the Trust’s disclosure controls and procedures are effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Trust filed a Summons with Notice on October 4, 2013 with the Supreme Court of the State of New York seeking damages of not less than $2,614,948 from EMI (the “Summons with Notice”) in connection with certain disputed matters discussed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2014	Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA