Form 10-K
period 2014-12-31
MILLS MUSIC TRUST
filed 2015-03-31
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of Trust Units held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $6,526,232.

Total Trust Units outstanding as of December 31, 2014 was 277,712.

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

Calculation of the Contingent Portion

The amount of each payment of the Contingent Portion is based on a formula set forth in the Asset Purchase Agreement. For information regarding the calculation of the Contingent Portion and a related dispute between EMI and the Trust see “Contingent Portion Payments” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. As of December 31, 2014 the Trust had no unpaid administrative expenses for services rendered to the Trust.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. Based on information which EMI provided to the Trust, most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of the Copyrighted Songs with copyrights established prior to 1960.

EMI has provided the Trust with a listing (the “2014 Listing”) of the top 50 earning songs in the Catalogue during the 2014 calendar year (the “Top 50 Songs”). The totals contained in the right most column of the 2014 Listing represent gross royalty payments received by EMI for the Top 50 Songs, before deductions are made in accordance with the Asset Purchase Agreement. The 2014 Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.

The 2014 Listing is set forth below in the form provided to the Trust by EMI. There can be no assurance that the 2014 Listing is indicative of the future performance of the Copyrighted Songs or that EMI will be able to retain its rights to the Copyrighted Songs during their full term of copyright protection. As of the date of this report, the Trust has not undertaken an audit to confirm the accuracy of the information contained in the 2014 Listing, and there can be no assurance by the Trust that the information EMI provided in the 2014 Listing is correct.

2014

Mills Music Trust Top 50 Songs

Mills Trust Top 50 Grossing Titles—2014
Rank	Song Title	Writers	Orig © Date	Renewal Date	U.S. PD Year	Gross Rev.
1	Little Drummer Boy	KATHERINE K DAVIS (33.34), HENRY ONORATI (33.33), HARRY SIMEONE (33.33)	11/13/1958	5/12/1986	2053	597,302
2	Sleigh Ride (Vocal)	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2045	502,169
3	Sleigh Ride (Instrumental)	LEROY ANDERSON (100)	12/30/1948	2/23/1976	2043	209,351
4	You Rascal You	SAM THEARD (100)	12/12/1929	12/12/1957	2024	101,127
5	It Don’t Mean A Thing (If It Ain’t Got That Swing)	DUKE ELLINGTON (50), IRVING MILLS (50)	10/28/1932	10/28/1959	2027	97,613
6	Minnie The Moocher	CAB CALLOWAY (33.34), CLARENCE GASKILL (33.33), IRVING MILLS (33.33)	4/7/1931	3/27/1959	2026	88,618
7	Stardust	HOAGY CARMICHAEL (50), MITCHELL PARISH (50)	1/5/1928	12/29/1955	2023	84,142
8	Jeep’s Blues	DUKE ELLINGTON (50), JOHNNY HODGES (50)	6/28/1938	6/28/1965	2033	57,812
9	The Mooch	DUKE ELLINGTON (50), IRVING MILLS (50)	12/31/1928	12/31/1956	2023	57,569
10	I Can’t Give You Anything But Love	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	3/6/1928	2/28/1956	2023	45,811
11	Stormy Weather (Keeps Rainin’ All The Time)	HAROLD ARLEN (50), TED KOEHLER (50)	4/13/1933	12/31/1959	2028	43,777
12	Straighten Up And Fly Right	NAT KING COLE (50), IRVING MILLS (50)	5/31/1944	3/17/1972	2039	42,711
13	St. James Infirmary	IRVING MILLS (100)	3/4/1929	2/28/1957	2024	39,655
14	Caravan—Vocal Version	DUKE ELLINGTON (25), IRVING MILLS (50), JUAN TIZOL (25)	4/19/1937	4/13/1965	2032	39,050
15	Moonglow	EDDIE DE LANGE (33.34), WILL HUDSON (33.34), IRVING MILLS (33.32)	12/31/1933	12/31/1960	2028	35,782
16	Mood Indigo	BARNEY BIGARD (33.33), DUKE ELLINGTON (33.34), IRVING MILLS (33.33)	2/21/1931	12/31/1958	2026	32,034
17	In A Sentimental Mood (Vocal)	DUKE ELLINGTON (50), MANNY KURTZ (25), IRVING MILLS (25)	11/29/1935	12/31/1962	2030	29,881
18	American Salute	MORTON GOULD (100)	3/31/1943	2/17/1971	2038	28,340
19	Volare (Parish Version)	FRANCO MIGLIACCI (33.33), DOMENICO MODUGNO (33.33), MITCHELL PARISH (33.33)	7/9/1958	6/20/1986	2053	26,959
20	Caravan—Instrumental Version	DUKE ELLINGTON (50), JUAN TIZOL (50)	4/19/1937	4/13/1965	2032	26,735
21	Hold Me, Thrill Me, Kiss Me	HARRY NOBLE (100)	10/21/1952	9/29/1980	2047	26,578
22	Ain’t Misbehavin’	HARRY BROOKS (25), ANDY RAZAF (50), FATS WALLER (25)	7/8/1929	7/9/1956	2024	22,797
23	Prelude To A Kiss	DUKE ELLINGTON (33.34), IRVING GORDON (33.33), IRVING MILLS (33.33)	9/29/1938	9/8/1966	2033	22,421
24	Bugler’s Holiday	LEROY ANDERSON (100)	7/8/1954	2/3/1982	2049	22,056
25	I’ve Got The World On A String	HAROLD ARLEN (50), TED KOEHLER (50)	3/10/1932	11/10/1959	2027	19,463
26	Sweet Lorraine	CLIFF BURWELL (50), MITCHELL PARISH (50)	12/31/1927	11/3/1954	2022	15,844
27	On The Waterfront	LEONARD BERNSTEIN (100)	7/29/1954	1/25/1982	2049	15,756
28	Shakin’ All Over	FRED HEATH (100)	7/8/1960	1/11/1988	2055	14,894
29	Black And Tan Fantasy	DUKE ELLINGTON (50), Bub Miley (50)	7/16/1927	7/16/1954	2022	14,495
30	Lovesick Blues	CLIFF FRIEND (50), IRVING MILLS (50)	4/3/1922	4/4/1949	1997	13,981
31	Stars Fell On Alabama	MITCHELL PARISH (50), FRANK S PERKINS (50)	9/14/1934	9/4/1962	2029	13,465
32	Corrine Corrina	BO CHATMAN (33.34), MITCHELL PARISH (33.32), J WILLIAMS (33.34)	12/5/1929	12/3/1957	2024	13,437
33	Evenin’	MITCHELL PARISH (50), HARRY A. WHITE (50)	2/5/1934	2/5/1962	2029	12,172
34	I’m Getting Sentimental Over You	GEORGE BASSMAN (50), NED WASHINGTON (50)	10/21/1932	10/21/1959	2027	11,831
35	A Christmas Festival	LEROY ANDERSON (100)	11/6/1950	12/9/1977	2045	11,270
36	Red Roses For A Blue Lady	TEPPER, SID / BENNETT, ROY C.	12/31/1948	1/1/1976	2043	10,861
37	Bugle Call Rag	BILLY MEYERS (33.34), JOHN PETTIS (33.33), ELMER SCHOEBEL (33.33)	6/13/1923	6/15/1950	2018	10,806
38	Scarlet Ribbons (For Her Hair)	EVELYN DANZIG (50), JACK SEGAL (50)	12/13/1949	12/30/1976	2044	9,438
39	Rockin’ In Rhythm	HARRY CARNEY (33.33), DUKE ELLINGTON (33.33), IRVING MILLS (33.34)	4/9/1931	4/7/1959	2026	8,641
40	The Syncopated Clock (Instrumental)	LEROY ANDERSON (100)	12/11/1946	12/12/1973	2041	8,461
41	Vieille Canaille (aka YOU RASCAL YOU)	SAM THEARD (100)	12/12/1929	12/12/1957	2024	8,240
42	Typewriter	LEROY ANDERSON (100)	10/6/1953	8/31/1981	2048	7,787
43	Blue Tango (Instrumental)	LEROY ANDERSON (100)	10/26/1951	9/7/1979	2046	7,661
44	Shanghai Shuffle*	RODEMICH, GENE / CONLEY, LARRY	1924	TBD	2019	7,634
45	Yankee Doodle	GOULD, MORTON	12/31/1945	2/12/1973	2040	7,433
46	Carol Of The Drum	KATHERINE DAVIS (100)	5/2/1941	10/2/1968	2036	7,230
47	Oh Sister Aint That Hot	HARRY A. WHITE (50)	5/11/1923	5/11/1950	2018	7,224
48	Sweet Mama, Papa’s Getting Mad	PETER L. FROST	3/17/1920	12/9/1947	1995	7,085
49	Jubilee Stomp	DUKE ELLINGTON (100)	6/2/1928	6/2/1955	2023	7,032
50	The Waltzing Cat	LEROY ANDERSON (100)	12/26/1950	3/6/1978	2045	6,775

(*) EMI has advised the Trust that the date on which the copyright for Shanghai Shuffle will enter the public domain in the United States is currently under review by EMI’s copyright department.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

The Settlement does not cover any claims for any periods of time after the Settlement Period. As such, the Trust has not agreed to settle any claims relating to certain Underpayments (as such term is defined below) which arose after the Settlement Period, and has not agreed on the method for calculating the Contingent Portion under the Asset Purchase Agreement. For information regarding the Underpayments see “Contingent Portion Payments” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Trust Units are traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “MMTRS”.

Price Range of Trust Units

The following table sets forth the high and low bid amounts for the Trust Units (as reported by Yahoo! Finance) during each quarter of the two most recent calendar years. Quotations represent inter-dealers prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Calendar Period	High	Low
	$	$
2013
First Quarter	35.60	32.50
Second Quarter	33.50	31.58
Third Quarter	31.75	23.80
Fourth Quarter	27.00	23.79
2014
First Quarter	26.98	22.50
Second Quarter	26.00	22.50
Third Quarter	24.50	19.70
Fourth Quarter	22.00	19.30

Unit Holders

As of December 31, 2014 there were 127 Trust Unit holders of record. The Trust is unable to estimate the total number persons that beneficially own Trust Units in “street name” through brokers or other institutions.

Dividends

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with expenses and liabilities of the Trust. See the table under Part II, Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for the five years ended December 31, 2014, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary/Data” of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distributions Per Unit*
2014	$1,365,103	$860,780	$3.10
2013	$ 507,830	$ 80,240	$0.29
2012	$ 846,809	$555,556	$2.00
2011	$1,092,692	$939,789	$3.38
2010	$1,013,161	$890,928	$3.21

*	Based on 277,712 Trust Units outstanding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2014 Listing, the Trust’s receipts are derived principally from copyrights established prior to 1960 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

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

Based on the 2014 Listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1920 and 1960. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1995 and 2055, as set forth in the 2014 Listing.

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

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. One such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement. As a result of the New Calculation Method not being applied, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view, by the following amounts (the “Underpayments”):

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2012	$13,398
December 31, 2012	$12,763
March 31, 2013	$12,996
June 30, 2013	$69,364
September 30, 2013	$14,161
December 31, 2013	$13,549
March 31, 2014	$37,478
June 30, 2014	$17,182
September 30, 2014	$70,963
December 31, 2014	$12,817

Total	$351,767

As of the date hereof, the Trust has not received the Underpayments. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Trust Expenses and Unit Holder Distributions

Recent Payments

During the year ended December 31, 2014, the Trust received a total of $1,365,103 from EMI, $625,000 of which was attributable to Settled Claims relating to periods prior to October 1, 2011. The remaining balance was attributable to ordinary Contingent Portion Payments made by EMI to the Trust during the 2014 calendar year.

Recent Distributions

During the year ended December 31, 2014, the Trust made cash distributions to Unit Holders in the aggregate amount of $860,780 ($3.0996 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $80,240 ($0.2889) during the year ended December 31, 2013. As noted in the paragraph directly above, a portion of the distributions made in 2014 were attributable to the Settled Claims. For computation details regarding the distributions made during the year ended December 31, 2014, please refer to the quarterly distribution report, dated December 23, 2014, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on December 29, 2014.

Cash and Administrative Expenses

As of December 31, 2014 the Trust had no unpaid administrative expenses for services rendered to the Trust. As of March 31, 2015, the Trust had received invoices for an aggregate of $36,362 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the two years ended December 31, 2014.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.

Item 7A. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Accounting Firm and financial statements begin on page 11 of this report.

Report of Independent Registered Public Accounting Firm

The Trustees and Unit Holders

Mills Music Trust

We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2014 and 2013, on the basis of accounting described in Note 1.

Attention is directed to Note 1 to the financial statements for information concerning a dispute with respect to certain amounts believed to be owed to Mills Music Trust.

/s/ CORNICK, GARBER & SANDLER, LLP
CORNICK, GARBER & SANDLER, LLP

New York, New York

March 31, 2015

MILLS MUSIC TRUST

STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS

TWO YEARS ENDED DECEMBER 31, 2014

	2014		2013
Receipts from EMI	$1,365,103	*	$507,830
Undistributed Cash at Beginning of Year	20,870		64
Disbursements – Administrative Expenses	(525,129)		(406,784)

Balance Available for Distribution	860,844		101,110
Cash Distributions to Unit Holders	860,780		80,240

Undistributed Cash at End of the year	$64		$20,870

Cash Distributions Per Unit based on the 277,712 Trust Units Outstanding	$3.10		$0.29

*	Includes $625,000 settlement in 2014. For further information see Note 1 “Trust Expenses and Unit Holder Distributions”.

See accompanying Notes to Statement of Cash Receipts and Disbursements

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS

TWO YEARS ENDED DECEMBER 31, 2014

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. As of December 31, 2014 the Trust had no unpaid administrative expenses for services rendered to the Trust.

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

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. One such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement. As a result of the New Calculation Method not being applied, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view, by the following amounts (the “Underpayments”):

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2012	$13,398
December 31, 2012	$12,763
March 31, 2013	$12,996
June 30, 2013	$69,364
September 30, 2013	$14,161
December 31, 2013	$13,549
March 31, 2014	$37,478
June 30, 2014	$17,182
September 30, 2014	$70,963
December 31, 2014	$12,817

Total	$351,767

As of the date hereof, the Trust has not received the Underpayments. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Trust Expenses and Unit Holder Distributions

Recent Payments

During the year ended December 31, 2014, the Trust received a total of $1,365,103 from EMI, $625,000 of which was attributable to Settled Claims relating to periods prior to October 1, 2011. The remaining balance was attributable to ordinary Contingent Portion Payments made by EMI to the Trust during the 2014 calendar year.

Recent Distributions

During the year ended December 31, 2014, the Trust made cash distributions to Unit Holders in the aggregate amount of $860,780 ($3.0996 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $80,240 ($0.2889) during the year ended December 31, 2013. As noted in the paragraph immediately above, a portion of the distributions made in 2014 were attributable to the Settled Claims. For computation details regarding the distributions made during the year ended December 31, 2014, please refer to the quarterly distribution report, dated December 23, 2014, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on December 29, 2014.

Cash and Administrative Expenses

As of December 31, 2014 the Trust had no unpaid administrative expenses for services rendered to the Trust. As of March 31, 2015, the Trust had received invoices for an aggregate of $36,362 in unpaid administrative expenses for services rendered to the Trust.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Corporate Trustee for the two years ended December 31, 2014 and December 31, 2013:

Trustee Fees Paid by the Trust	2014	2013
Individual Trustee fees (1)	$7,500	$0
Corporate Trustee fees	$3,125	$1,875
Corporate Trustee Transfer agent Registrar fees(2)	$18,750	$11,250

Totals	$29,375	$13,215

(1)	The Individual Trustees were elected on August 29, 2013. While no payments were made to the Individual Trustees during the 2013 calendar year, the Individual Trustees had invoiced the Trust for 2013 compensation and expenses in the aggregate amount of $3,243, which amounts were paid in April 2014.
(2)	These services are performed by the Corporate Trustee.

See Part I, Item 2, “Properties” for further information about the administrative office for the Trust, which is provided by the Corporate Trustee.

NOTE 4. THE COPYRIGHT CATALOGUE

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2014 Listing, the Trust’s receipts are derived principally from copyrights established prior to 1960 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

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

Based on the 2014 Listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1920 and 1960. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1995 and 2055, as set forth in the 2014 Listing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2014. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2014, the Trust’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as such term in defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

HSBC Bank, USA, N.A.—The Corporate Trustee (or its predecessor, Marine Midland Bank) has been the Corporate Trustee of the Trust since February 1965 and is a national banking association organized under the laws of the United States.

Lee Eastman—Mr. Eastman has been a partner at the law firm Eastman & Eastman since 1997. He is also responsible for the day to day operations of MPL Communications, Inc. and MPL Music Publishing, Inc. and is a principal of various music publishing interests. Mr. Eastman currently serves on the board of the National Music Publishers’ Association and as executive vice-president on the board of Literacy Partners, Inc. Mr. Eastman graduated from Stanford University in 1992 and from Stanford Law School in 1997. He has served on the Board of Visitors and has lectured on intellectual property at Stanford Law School.

Michael E. Reiss—Mr. Reiss has served on a number of civic, philanthropic and community boards, including the Hinsdale Central High School Foundation, the Chicago Chapter of the Cystic Fibrosis Foundation, the Discovery Science Center of Southern California and the Coach Care Medical Foundation. From 2006 until present, Mr. Reiss has been a Member of Buttonwood Tree Management, LLC and a general partner of Buttonwood Tree Value Partners, LLC, a California investment partnership with investments that include Trust Units of Mills Music Trust. From 2010 until present, Mr. Reiss has served as Trustee for the Peggy J. Wilson Declaration of Trust and the Peggy J. Wilson Irrevocable Life Insurance Trust. Mr. Reiss is responsible for fiduciary management of these trusts, including general operations, investment management and accounting oversight. From 1992 until present, Mr. Reiss has served as President of M.E. Reiss, Ltd. and Chief Administrator and Investment Advisor for the James M. Wilson and Peggy J. Wilson trusts. From 2002 until present, Mr. Reiss has been an investment member of the following companies: McHenry Ventures, LLC, McHenry IL, Lemont Ventures, LLC, Lemont, IL; Buffalo Grove Ventures, LLC, Buffalo, IL; and Green Trails Ventures, LLC, Lisle, IL. Mr. Reiss’s activities in connection with these roles include acquisition and management of commercial real estate investments in the greater Chicago area. Mr. Reiss attended Eastern Illinois University from 1982 until 1986, where he received a Bachelor of Arts degree. Prior to that, Mr. Reiss attended the University of San Diego from 1975 until 1977 and also attended the College of DuPage from 1973 until 1975, where he received an Associates Degree.

Code of Ethics

On December 23, 2014, the Trust adopted a code of ethics (as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1933) applicable to the Individual Trustees and the trust officers of the Corporate Trustee. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Trust at its administrative office, c/o HSBC BANK USA, N.A., Corporate Trust, Issuer Services, 452 Fifth Avenue, New York, NY. In addition, the Trust relies on the Corporate Trustee to abide by HSBC Bank, USA, N.A.’s Statement of Business Principles and Code of Ethics, which is available on the Corporate Trustee’s website at http://www.us.hsbc.com.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2014, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Trust Units Owned	Percent of Trust Units Outstanding(1)
MPL Communications, Ltd. (2) 41 West 54th Street New York, New York 10019	79,609	28.67%
First Eagle Investment (3) Management, LLC 1345 Avenue of the Americas NY, NY 10018	31,592	11.38%
Michael Reiss (4) 104 West Chestnut Suite 356 Hinsdale, IL 60521	24,767	8.9%

(1)	Based on 277,712 Trust Units outstanding.
(2)	Lee Eastman, an Individual Trustee of the Trust, is responsible for the day to day operations of MPL Communications, Inc.
(3)	As reported on Schedule 13G/A filed with the SEC on January 30, 2015.
(4)	As reported on Schedule 13D filed with the SEC June 6, 2006. These units are beneficially owned through Burr Ridge Operations, Inc. Michael Reiss is an Individual Trustee of the Trust.

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2014. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated $20,980 in 2014 and $19,900 in 2013.

Audit-Related Fees

$15,000

Tax Fees

None.

All Other Fees – For Quarterly Reviews of Form 10Q

$5,980

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Accounting Firm
Statement of cash receipts and disbursements – years ended December 31, 2014 and 2013
Notes to statement of cash receipts and disbursements
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

March 31, 2015	Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee
HSBC Bank USA, N.A.