Form 10-Q
period 2015-03-31
MILLS MUSIC TRUST
filed 2015-05-15
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of the Registrant’s Trust Units outstanding as of March 31, 2015 was 277,712.

PART I – FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2015 AND MARCH 31, 2014

(UNAUDITED)

	Three Months Ended March 31
	2015	2014
Undistributed Cash at beginning of period	$62	$20,870
Proceeds from Contingent Portion Payments	113,453	174,532
Settlement with EMI(1)	-0-	625,000

Total	113,515	820,402

Less fees and expenses to registrar - transfer agents and others	36,362	-0-

Balance available(2)	77,153	820,402
Cash distributions to Unit Holders(3)	77,091	-0-

Undistributed Cash at end of period	$62	$820,402

Cash Distribution per Trust Unit (based on 277,712 Trust Units)	$0.2776	$-0-

(1)	Pursuant to a settlement with EMI, the Trust received $625,000 from EMI in March 2014. For further information regarding the settlement see “Settlement with EMI in 2014“ under Part I—Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(2)	The balance available as of March 31, 2014, included (i) amounts received from EMI pursuant to the settlement discussed directly above in footnote 1, and (ii) amounts withheld by the Trust for payment of administrative expenses in accordance with the Declaration of Trust.
(3)	The Trust did not make a distribution to Unit Holders during the first quarter of 2014. The Trust withheld payment in order to pay administrative expenses in accordance with the Declaration of Trust.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2015 AND MARCH 31, 2014

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2015 and March 31, 2014.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2014 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2014 Listing”). A copy of the 2014 Listing, as provided by EMI, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2014. The 2014 Listing does not include any information regarding Copyrighted Songs for the 2015 calendar year.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31
	2015	2014
Corporate Trustee Fees	$625	$0
Individual Trustee Fees	$1,250	$0
Transfer Agent Registrar Fees(1)	$3,750	$0

Totals	$5,625	$0

(1)	These services are performed by the Corporate Trustee.

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

None.

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

Settlement with EMI in 2014

In March 2014 EMI paid the Trust an amount of $625,000 in full and final settlement of claims relating to disputes regarding Contingent Portion payments for certain periods prior to October 1, 2011 (the “Settlement Period”). The Trust and EMI have not agreed to settle any claims relating to the EMI Underpayments, which arose after the Settlement Period, and have not agreed on the method for calculating the Contingent Portion under the Asset Purchase Agreement for quarterly periods beginning with the first quarter of 2010.

Recent Distributions to Unit Holders

On March 31, 2015, the Trust made a distribution of $77,091 (or $0.2776 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on March 30, 2015. For computation details regarding the distribution please refer to the quarterly distribution report, dated April 6, 2015, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on April 6, 2015.

Administrative Expenses

As of April 30, 2015, the Trust had received invoices for an aggregate of $54,180 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1—Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2015 and March 31, 2014.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as such term in defined in Rule 13a-15(f) under the Exchange Act) during the fiscal period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification by the chief financial individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by the chief financial individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2015		Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA