Form 10-Q
period 2015-06-30
MILLS MUSIC TRUST
filed 2015-08-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of the Registrant’s Trust Units outstanding as of June 30, 2015 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND JUNE 30, 2014

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Undistributed Cash — Beginning of period	$62	$820,402	$62	$20,870
Proceeds from Contingent Portion Payments	175,782	132,145	289,235	306,677
Settlement(1)	0	0	0	625,000
General and Administrative Expenses	(88,240)	(184,062)	(124,602)	(184,062)

Balance available(2)	87,604	768,485	164,695	768,485
Cash distributions to Unit Holders	(87,542)	(636,276)	(164,633)	(636,276)

Undistributed Cash — End of period	$62	$132,209	$62	$132,209

Cash Distributions per Trust Unit (based on 277,712 trust units outstanding)	$0.32	$2.29	$0.59	$2.29

(1)	Pursuant to a settlement, the Trust received $625,000 in March 2014. For further information regarding the settlement see “Settlement with EMI in 2014” under Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(2)	The balance available as of the three and six months ended June 30, 2014, included (i) amounts received from EMI pursuant to the settlement discussed in footnote 1 above, and (ii) amounts withheld by the Trust for payment of administrative expenses in accordance with the Declaration of Trust.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND JUNE 30, 2014

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

The amount of each payment of the Contingent Portion is based on a formula set forth in the Asset Purchase Agreement. For information regarding the calculation of the Contingent Portion and a related dispute between EMI and the Trust see “Contingent Portion Payments” under Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2015 and June 30, 2014 see the table headed “Statement of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Corporate Trustee Fees and Expenses	$625	$1,250	$1,250	$1,250
Individual Trustee Fees and Expenses	1,250	3,242	2,500	3,242
Transfer Agent and Registrar(1)	3,750	7,500	7,500	7,500

(1)	These services are performed by the Corporate Trustee.

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

NOTE 5. SUBSEQUENT EVENTS

In a letter dated July 15, 2015 EMI agreed that, for the quarterly periods beginning with the third quarter of 2012 through the second quarter of 2014 and for the fourth quarter of 2014, it had over deducted gross royalty income under the formula set forth in the Asset Purchase Agreement governing calculation of the Contingent Portion payment to be made to the Trust during each such quarter. On July 17, 2015, the Corporate Trustee confirmed receipt of an EMI payment to the Trust in the aggregate amount of $203,706.44, reflecting the cumulative over deductions of gross royalty income during the quarters ending with the fourth quarter of 2014. For further information regarding over deductions of gross royalties asserted by the Trust, see “Contingent Portion Payments” under Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585

Total	$295,644

As of the date hereof, the Trust has not received the Underpayments. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

The Trust also asserted that even under EMI’s own interpretation of the formula set forth in the Asset Purchase Agreement governing calculation of the Contingent Portion payment to be made to the Trust in each quarterly period, EMI had over deducted gross royalty income for the quarterly periods beginning with the third quarter of 2012 through the second quarter of 2014 and for the fourth quarter of 2014. In a letter dated July 15, 2015 EMI agreed with the Trust’s assessment, and on July 17, 2015 the Corporate Trustee confirmed receipt of an EMI payment to the Trust in the aggregate amount of $203,706.44, reflecting the cumulative over deductions of gross royalty income during the quarters ending with the fourth quarter of 2014.

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

Recent Contingent Portion Payment

On June 1, 2015 the Trust received $175,782 from EMI for royalty income generated by the Catalog during the first quarter of 2015.

Recent Distributions to Unit Holders

On June 22, 2015, the Trust made a distribution of $87,542 (or $0.3153 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on June 19, 2015. For computation details regarding the distribution please refer to the quarterly distribution report, dated June 22, 2015, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on June 22, 2015.

Cash and Administrative Expenses

As of July 15, 2015, the Trust was holding $203,768 in cash and had received invoices for an aggregate of $5,631 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2015 and June 30, 2014.

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

None.

ITEM 1A. RISK FACTORS

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

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

August 14, 2015		Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA