Form 10-K
period 2015-12-31
MILLS MUSIC TRUST
filed 2016-03-30
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of Trust Units held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $5,459,818.

Total Trust Units outstanding as of December 31, 2015 was 277,712.

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

The Contingent Portion amounts are currently payable by EMI Mills Music Inc. (“EMI”), the owner of the copyrighted materials contained in the Catalogue. The Trust has been advised that Sony/ATV Music Publishing LLC (“Sony/ATV”) is the administrator and manager of EMI and the Catalogue.

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

EMI has provided the Trust with a listing (the “2015 Listing”) of the top 50 earning songs in the Catalogue during the 2015 calendar year (the “Top 50 Songs”). The totals contained in the right most column of the 2015 Listing represent gross royalty payments EMI received for the Top 50 Songs, before it made deductions in accordance with the Asset Purchase Agreement. The 2015 Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.

The 2015 Listing is set forth below in the form that EMI provided to the Trust. There can be no assurance that the 2015 Listing is indicative of the future performance of the Copyrighted Songs or that EMI will be able to retain its rights to the Copyrighted Songs during their full term of copyright protection. As of the date of this report, the Trust has not undertaken an audit to confirm the accuracy of the information contained in the 2015 Listing, and there can be no assurance by the Trust that the information EMI provided in the 2015 Listing is correct.

2015

Mills Music Trust Top 50 Songs

Mills Trust Top 50 Grossing Titles—2015

Rank and Song Title	Writers	Orig © Date	Renewal Date	U.S. PD Year	Gross Rev.
1 Sleigh Ride (Vocal)	Leroy Anderson (50), Mitchell Parish (50)	10/24/1950	12/5/1977	2045	624,925
2 I’ve Got The World On A String	Harold Arlen (50), Ted Koehler (50)	3/10/1932	11/10/1959	2027	383,704
3 Little Drummer Boy	Katherine K Davis (33.34), Henry Onorati (33.33), Harry Simeone (33.33)	11/13/1958	5/12/1986	2053	369,297
4 Stardust	Hoagy Carmichael (50), Mitchell Parish (50)	1/5/1928	12/29/1955	2023	265,753
5 It Don’t Mean A Thing (If It Ain’t Got That Swing)	Duke Ellington (50), Irving Mills (50)	10/28/1932	10/28/1959	2027	206,044
6 Sleigh Ride (Instrumental)	Leroy Anderson (100)	12/30/1948	2/23/1976	2043	176,044
7 You Rascal You	Sam Theard (100)	12/12/1929	12/12/1957	2024	150,140
8 Minnie The Moocher	Cab Calloway (33.34), Clarence Gaskill (33.33), Irving Mills (33.33)	4/7/1931	3/27/1959	2026	79,458
9 Caravan (Instrumental)	Duke Ellington (50), Juan Tizol (50)	4/19/1937	4/13/1965	2032	55,436
10 Caravan (Vocal)	Duke Ellington (25), Irving Mills (50), Juan Tizol (25)	4/19/1937	4/13/1965	2032	50,741
11 Mood Indigo	Barney Bigard (33.33), Duke Ellington (33.34), Irving Mills (33.33)	2/21/1931	12/31/1958	2026	43,836
12 Lovesick Blues	Cliff Friend (50), Irving Mills (50)	4/3/1922	4/4/1949	1997	43,722
13 I Can’t Give You Anything But Love	Dorothy Fields (50), Jimmy McHugh (50)	3/6/1928	2/28/1956	2023	38,000
14 Sophisticated Lady (Instrumental)	Duke Ellington (50), Irving Mills (25), Mitchell Parish (25)	5/31/1933	5/31/1960	2028	35,658
15 St. James Infirmary	Irving Mills (100)	3/4/1929	2/28/1957	2024	35,311
16 It’s Better With A Union Man	Harold J Rome (100)	4/9/1940	4/10/1967	2035	33,750
17 Moonglow	Eddie De Lange (33.34), Will Hudson (33.34), Irving Mills (33.32)	12/31/1933	12/31/1960	2028	33,424
18 Stormy Weather (Keeps Rainin’ All The Time)	Harold Arlen (50), Ted Koehler (50)	4/13/1933	12/31/1959	2028	32,832
19 Sophisticated Lady (Vocal)	Duke Ellington (50), Irving Mills (25), Mitchell Parish (25)	10/10/1933	8/16/1961	2028	30,246
20 Stars Fell On Alabama	Mitchell Parish (50), Frank S Perkins (50)	9/14/1934	9/4/1962	2029	29,311
21 Straighten Up And Fly Right	Nat King Cole (50), Irving Mills (50)	5/31/1944	3/17/1972	2039	28,464
		7/21/1922	n/a	1997
22 Down Hearted Blues *	Lovie Austin (50), Alberta Hunter (50)	2/24/1923	6/13/1950	2018	26,838
		6/13/1923	6/13/1950	2018
23 In A Sentimental Mood (Vocal)	Duke Ellington (50), Manny Kurtz (25), Irving Mills (25)	11/29/1935	12/31/1962	2030	26,314
24 Jeep’s Blues	Duke Ellington (50), Johnny Hodges (50)	6/28/1938	6/28/1965	2033	26,041
25 Solitude	Eddie De Lange (33.34), Duke Ellington (33.34), Irving Mills (33.32)	9/21/1934	9/4/1962	2029	25,352
26 Ain’t Misbehavin’	Harry Brooks (25), Andy Razaf (50), Fats Waller (25)	7/8/1929	7/9/1956	2024	25,011
27 Prelude To A Kiss	Duke Ellington (33.34), Irving Gordon (33.33), Irving Mills (33.33)	9/29/1938	9/8/1966	2033	23,686
28 Big John’s Special	Horace Henderson (100)	11/9/1934	11/5/1962	2029	22,981
29 Graduation Ball (Arrangement) **	Antol Dorati (100)	9/25/1952	N/A	N/A	22,928
30 American Salute	Morton Gould (100)	3/31/1943	2/17/1971	2038	22,067
31 The Irish Suite *** The Irish Washerwoman (1/2/1953; RD 3/4/1981; PD 2076); The Minstrel Boy (10/24/1952; RD 9/29/1980; PD 2075); The Girl I left Behind Me (12/26/1950; RD 3/6/1978; PD 2073); The Wearin’ of the Green (10/24/1952; RD 9/29/1980; PD 2075); The Last Rose of Summer (10/24/1952; RD 9/29/1980; PD 2075); and The Rakes of Mallow (1/1/1978; RD N/A; PD N/A)	Leroy Anderson (100)	—	—	—	20,399
32 Volare (Parish Version)	Franco Migliacci (33.33), Domenico Modugno (33.33), Mitchell Parish (33.33)	7/9/1958	6/20/1986	2053	20,320
33 I Surrender, Dear	Harry Barris (50), Gordon Clifford (50)	1/14/1931	12/29/1958	2026	19,516
34 Hold Me, Thrill Me, Kiss Me	Harry Noble (100)	10/21/1952	9/29/1980	2047	18,121
35 A Christmas Festival	Leroy Anderson (100)	11/6/1950	12/9/1977	2045	17,538
36 Sweet Lorraine	Cliff Burwell (50), Mitchell Parish (50)	12/31/1927	11/3/1954	2022	16,933
37 Blues In My Heart	Benny Carter (50), Irving Mills (50)	6/4/1931	5/26/1959	2026	16,726
38 Shuffle Rhythm	Jan Savitt (50), Johnny Warrington (50)	6/10/1937	6/10/1965	2032	15,061
39 Bugler’s Holiday	Leroy Anderson (100)	7/8/1954	2/3/1982	2049	15,042
40 I’m Getting Sentimental Over You	George Bassman (50), Ned Washington (50)	10/21/1932	10/21/1959	2027	15,041
41 Carol Of The Drum	Katherine Davis (100)	5/2/1941	10/2/1968	2036	14,763
42 Creole Love Call (Instrumental)	Duke Ellington (100)	8/16/1928	8/16/1955	2023	14,558
43 Spirituals	Martin Gould (100)	12/26/1945	1/11/1973	2040	14,493
44 Blue Tango (Vocal)	Leroy Anderson (50), Mitchell Parish (50)	10/31/1951	9/7/1979	2046	7,636
45 I Can’t Believe That You’re In Love With Me	Clarence Gaskill (50), Jimmy McHugh (50)	12/31/1926	12/16/1954	2021	12,985
46 Corrine Corrina	Bo Chatman (33.34), Mitchell Parish (33.32), J Williams (33.34)	12/5/1929	12/3/1957	2024	12,019
47 Vieille Canaille	Sam Theard (100)	12/12/1929	12/12/1957	2024	11,792
48 Scarlet Ribbons (For Her Hair)	Evelyn Danzig (50), Jack Segal (50)	12/13/1949	12/30/1976	2044	11,648
49 The Mooch	Duke Ellington (50), Irving Mills (50)	12/31/1928	12/31/1956	2023	11,548
50 The Waltzing Cat	Leroy Anderson (100)	12/26/1950	3/6/1978	2045	11,491

(*) EMI has informed the Trust that there are three different copyrights associated with Down Hearted Blues.

(**) EMI advised the Trust that it has been unable to locate the 1980 renewal registration for Graduation Ball (Arrangement), and that it is therefore not possible to determine whether or not the song has entered the public domain.

(***) The Irish Suite consists of six movements, each containing its own copyright information as indicated. The Rakes of Mallow is scheduled to enter the public domain 95 years after the death of its author.

Accounting Policies

EMI typically makes payments to the Trust of the Contingent Portion in March, June, September and December for the prior calendar quarter. The payments received are accounted for on a cash basis, as are expenses of the Trust. The Declaration of Trust provides for the distribution of the amounts it receives in Contingent Portion payments to the Unit Holders after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Trust does not own any property. The administrative office of the Trust is located at the offices of the Corporate Trustee, HSBC Bank, USA, N.A., Corporate Trust Issuer Services, 452 Fifth Avenue, New York, New York 10018. Except for fees paid to the Corporate Trustee in accordance with the Declaration of Trust, no expense is being charged or paid by the Trust for the office space and office equipment of the Corporate Trustee that is being utilized for the Trust. See Note 3, “Related Party Transactions,” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding payments by the Trust to the Trustees.

ITEM 3. LEGAL PROCEEDINGS

The Trust filed a Summons with Notice on October 4, 2013 with the Supreme Court of the State of New York seeking damages of not less than $2,614,948 from EMI (the “Summons with Notice”) in connection with certain disputed matters discussed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On February 28, 2014, the Trust, EMI and EMI Consortium Music Publishing Inc. agreed to settle (the “Settlement”) all disputed claims (the “Settled Claims”) of the Trust and EMI for all periods of time prior to October 1, 2011 (the “Settlement Period”). Pursuant to the Settlement, EMI paid the Trust the amount of $625,000 in full and final settlement of the Settled Claims, and the Trust voluntarily discontinued the Summons with Notice without prejudice and without cost subject to the terms of the Settlement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Trust Units are traded on the over-the-counter market and quoted on the OTC Pink Marketplace under the symbol “MMTRS”.

Price Range of Trust Units

The following table sets forth the high and low bid amounts for the Trust Units (as reported by Yahoo! Finance) during each quarter of the two most recent calendar years. Quotations represent inter-dealers prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Calendar Period	High	Low
	$	$
2014
First Quarter	26.98	22.50
Second Quarter	26.00	22.50
Third Quarter	24.50	19.70
Fourth Quarter	22.00	19.30
2015
First Quarter	19.66	17.50
Second Quarter	19.66	19.66
Third Quarter	19.66	16.50
Fourth Quarter	19.66	16.05

Unit Holders

As of December 31, 2015 there were 123 Trust Unit holders of record. The Trust is unable to estimate the total number of persons that beneficially own Trust Units in “street name” through brokers or the other institutions which are the holders of record.

Dividends

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table under Part II, Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for the five years ended December 31, 2015 is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary/Data” of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distributions Per Unit*
2015	$ 959,047	$746,208	$2.68
2014	$1,365,103	$860,780	$3.10
2013	$ 507,830	$ 80,240	$0.29
2012	$ 846,809	$555,556	$2.00
2011	$1,092,692	$939,789	$3.38

*	Based on 277,712 Trust Units outstanding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2015 Listing, the Trust derives its receipts principally from copyrights established prior to 1958 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

The Trust’s income is dependent, in part, on EMI’s ability to maintain its rights in the Copyrighted Songs through copyright protection. As the copyrights for the Copyrighted Songs expire, less royalty income will be generated, and the size of each payment of the Contingent Portion will be reduced accordingly.

Based on the 2015 Listing, the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2076, as set forth in the 2015 Listing.

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

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. One such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement. As a result of EMI not applying the New Calculation Method, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view, by the following amounts (the “Underpayments”):

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585
September 30, 2015	$71,424

Total	$367,068

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve favorably the ongoing dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

The Trust also asserted that even under EMI’s own interpretation of the formula set forth in the Asset Purchase Agreement governing calculation of the Contingent Portion payment to be made to the Trust in each quarterly period, EMI had over-deducted gross royalty income (the “EMI Error”) for the quarterly periods beginning with the third quarter of 2012 through the second quarter of 2014 and for the fourth quarter of 2014. In a letter dated July 15, 2015 EMI agreed with the Trust’s assessment, and on July 17, 2015 the Corporate Trustee confirmed receipt of an EMI payment to the Trust in the aggregate amount of $203,706, reflecting the cumulative amount of the EMI Error during the quarters ending with the fourth quarter of 2014.

The Trust has engaged Prager Metis CPAs, LLC to conduct a special audit of the books and records of EMI administered by Sony/ATV to resolve the ongoing dispute and also determine whether there have been any other material royalty omissions or expense over-deductions for the periods ending September 30, 2015.

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2015, the Trust received a total of $959,047 from EMI, $203,706 of which was attributable to the EMI Error discussed immediately above relating to periods prior to the fourth quarter of 2014. The remaining balance was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2015 calendar year.

During the year ended December 31, 2014, the Trust received a total of $1,365,103 from EMI, $625,000 of which was attributable to Settled Claims relating to periods prior to October 1, 2011. For more information regarding the Settled Claims see Part 1, Item 3, “Legal Proceedings.” The remaining balance was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2014 calendar year.

Recent Distributions

During the year ended December 31, 2015, the Trust made cash distributions to Unit Holders in the aggregate amount of $746,208 ($2.6869 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $860,780 ($3.0996 per Trust Unit) during the year ended December 31, 2014. As noted in the paragraphs directly above, a portion of the distributions made in 2015 and 2014 were attributable to the EMI Error and Settled Claims, respectively. For computation details regarding the distributions made during the year ended December 31, 2015, please refer to the quarterly distribution report, dated December 28, 2015, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 28, 2015.

Cash and Administrative Expenses

As of December 31, 2015 the Trust had no unpaid administrative expenses for services rendered to the Trust. As of March 30, 2016, the Trust had received invoices for an aggregate of $50,951 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the two years ended December 31, 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Accounting Firm and financial statements begin on page 10 of this report.

Report of Independent Registered Public Accounting Firm

The Trustees and Unit Holders

Mills Music Trust

We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2015 and 2014, on the basis of accounting described in Note 1.

Attention is directed to Note 1 to the financial statements for information concerning a dispute with respect to certain amounts believed to be owed to Mills Music Trust.

/s/ CORNICK, GARBER & SANDLER, LLP
CORNICK, GARBER & SANDLER, LLP

New York, New York

March 30, 2016

MILLS MUSIC TRUST

STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS

TWO YEARS ENDED DECEMBER 31, 2015

	2015		2014
Receipts from EMI	$959,047	*	$1,365,103	**
Undistributed Cash at Beginning of Year	64		20,870
Disbursements – Administrative Expenses	(212,839)		(525,129)

Balance Available for Distribution	746,272		860,844
Cash Distributions to Unit Holders	746,208		860,780

Undistributed Cash at End of the year	$64		$64

Cash Distributions Per Unit based on the 277,712 Trust Units Outstanding	$2.68		$3.10

*	Includes $203,706 EMI Error payment in 2015. For further information see Note 1, “Unit Holder Distributions and Trust Expenses”.
**	Includes $625,000 settlement in 2014. For further information see Note 1, “Unit Holder Distributions and Trust Expenses”.

See accompanying Notes to Statement of Cash Receipts and Disbursements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS

TWO YEARS ENDED DECEMBER 31, 2015

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

The Contingent Portion amounts are currently payable by EMI Mills Music Inc. (“EMI”), the owner of the copyrighted materials contained in the Catalogue. The Trust has been advised that Sony/ATV Music Publishing LLC (“Sony/ATV”) is the administrator and manager of EMI and the Catalogue.

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

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. One such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement. As a result of EMI not applying the New Calculation Method, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view, by the following amounts (the “Underpayments”):

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585
September 30, 2015	$71,424

Total	$367,068

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve favorably the ongoing dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

The Trust also asserted that even under EMI’s own interpretation of the formula set forth in the Asset Purchase Agreement governing calculation of the Contingent Portion payment to be made to the Trust in each quarterly period, EMI had over-deducted gross royalty income (the “EMI Error”) for the quarterly periods beginning with the third quarter of 2012 through the second quarter of 2014 and for the fourth quarter of 2014. In a letter dated July 15, 2015 EMI agreed with the Trust’s assessment, and on July 17, 2015 the Corporate Trustee confirmed receipt of an EMI payment to the Trust in the aggregate amount of $203,706, reflecting the cumulative amount of the EMI Error during the quarters ending with the fourth quarter of 2014.

The Trust has engaged Prager Metis CPAs, LLC to conduct a special audit of the books and records of EMI administered by Sony/ATV to resolve the ongoing dispute and also determine whether there have been any other material royalty omissions or expense over-deductions for the periods ending September 30, 2015.

Unit Holder Distributions and Trust Expenses and

Recent Payments

During the year ended December 31, 2015, the Trust received a total of $959,047 from EMI, $203,706 of which was attributable to the EMI Error discussed immediately above relating to periods prior to the fourth quarter of 2014. The remaining balance was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2015 calendar year. During the year ended December 31, 2014, the Trust received a total of $1,365,103 from EMI, $625,000 of which was attributable to Settled Claims relating to periods prior to October 1, 2011. For more information regarding the Settled Claims see Part 1, Item 3, “Legal Proceedings.” The remaining balance was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2014 calendar year.

Recent Distributions

During the year ended December 31, 2015, the Trust made cash distributions to Unit Holders in the aggregate amount of $746,208 ($2.6869 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $860,780 ($3.0996 per Trust Unit) during the year ended December 31, 2014. As noted in the paragraphs directly above, a portion of the distributions made in 2015 and 2014 were attributable to the EMI Error and Settled Claims, respectively. For computation details regarding the distributions made during the year ended December 31, 2015, please refer to the quarterly distribution report, dated December 28, 2015, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 28, 2015.

Cash and Administrative Expenses

As of December 31, 2015 the Trust had no unpaid administrative expenses for services rendered to the Trust. As of March 30, 2016, the Trust had received invoices for an aggregate of $50,951 in unpaid administrative expenses for services rendered to the Trust.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Corporate Trustee for the two years ended December 31, 2015 and December 31, 2014:

Trustee Fees Paid by the Trust	2015	2014
Individual Trustee fees (1)	$5,000	$7,500
Corporate Trustee fees	$2,500	$3,125
Corporate Trustee Transfer Agent Registrar fees(2)	$15,000	$18,750

Totals	$22,500	$29,375

(1)	The Individual Trustees were elected on August 29, 2013. While no payments were made to the Individual Trustees during the 2013 calendar year, the Individual Trustees had invoiced the Trust for 2013 compensation and expenses in the aggregate amount of $3,243, which amounts were paid in April 2014.
(2)	These services are performed by the Corporate Trustee.

See Part I, Item 2, “Properties” for further information about the administrative office for the Trust, which is provided by the Corporate Trustee.

NOTE 4. THE COPYRIGHT CATALOGUE

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2015 Listing, the Trust derives its receipts principally from copyrights established prior to 1958 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

The Trust’s income is dependent, in part, on EMI’s ability to maintain its rights in the Copyrighted Songs through copyright protection. As the copyrights for the Copyrighted Songs expire, less royalty income will be generated, and the size of each payment of the Contingent Portion will be reduced accordingly.

Based on the 2015 Listing, the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2076, as set forth in the 2015 Listing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2015. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2015, the Trust’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Code of Ethics

On December 23, 2014, the Trust adopted a code of ethics (as defined in Item 406 of Regulation S-K under the Securities Act of 1933) applicable to the Individual Trustees and the trust officers of the Corporate Trustee. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Trust at its administrative office, c/o HSBC BANK USA, N.A., Corporate Trust, Issuer Services, 452 Fifth Avenue, New York, NY. In addition, the Trust relies on the Corporate Trustee to abide by HSBC Bank, USA, N.A.’s Statement of Business Principles and Code of Ethics, which is available on the Corporate Trustee’s website at http://www.us.hsbc.com.

Audit Committee

The Trust is not a corporate entity and thus does not have an Audit Committee. The Trust has established a policy with regard to audit, audit-related and certain non-audit engagements of its independent auditors. Under this policy, the Trust annually approves certain limited, specified recurring services which may be provided by the Trust’s accountant or independent auditors. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trust. Joel Faden of Schulman Lobel et al. LLP, formerly of Joel Faden, CPA, P.C., acts as Chief Financial Individual providing accounting services for the Trust.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2015, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Trust Units Owned	Percent of Trust Units Outstanding(1)
MPL Communications, Ltd.(2) 41 West 54th Street New York, New York 10019	79,609	28.67%
First Eagle Investment(3) Management, LLC 1345 Avenue of the Americas NY, NY 10018	31,592	11.38%
Michael Reiss(4) 104 West Chestnut Suite 356 Hinsdale, IL 60521	24,767	8.9%

(1)	Based on 277,712 Trust Units outstanding.
(2)	Lee Eastman, an Individual Trustee of the Trust, is responsible for the day to day operations of MPL Communications, Inc.
(3)	As reported on Schedule 13G/A filed with the SEC on January 30, 2015.
(4)	As reported on Schedule 13D filed with the SEC June 6, 2006. These units are beneficially owned through Burr Ridge Operations, Inc. Michael Reiss is an Individual Trustee of the Trust.

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2015. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated $20,750 in 2015 and $20,980 in 2014.

Audit-Related Fees

$15,500

Tax Fees

None.

All Other Fees—For Quarterly Reviews of Form 10Q

$5,250

Audit Committee

The Trust is not a corporate entity and thus does not have an Audit Committee. The Trust has established a policy with regard to audit, audit-related and certain non-audit engagements of its independent auditors. Under this policy, the Trust annually approves certain limited, specified recurring services which may be provided by the Trust’s accountant or independent auditors. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trust. Joel Faden of Schulman Lobel Zand Katzen Williams & Blackman LLP (formerly Joel Faden, CPA, P.C.) acts as Chief Financial Individual providing accounting services for the Trust.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Accounting Firm	10
Statement of cash receipts and disbursements – two years ended December 31, 2015	11
Notes to statement of cash receipts and disbursements	11
2. FINANCIAL STATEMENT SCHEDULES
3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(2)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2016	Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee
HSBC Bank USA, N.A.