Form 10-Q
period 2016-03-31
MILLS MUSIC TRUST
filed 2016-05-16
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of the Registrant’s Trust Units outstanding as of March 31, 2016 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2016 AND MARCH 31, 2015

(UNAUDITED)

	Three Months Ended March 31
	2016	2015
Undistributed Cash - Beginning of Period	$64	$62
Proceeds from Contingent Portion Payments	$108,150	$113,453
General and Administrative Expenses	$(48,396)	$(36,362)

Balance Available for Distribution	$59,818	$77,153
Cash Distributions to Unit Holders(1)	$59,754	$77,091

Undistributed Cash - End of Period	$64	$62

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.2151	$0.2776

(1)	Cash Distributions to Unit Holders of $1,757 for the period ended March 31, 2016 were paid in April 2016.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2016 AND MARCH 31, 2015

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2016 and March 31, 2015.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2015 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2015 Listing”). A copy of the 2015 Listing, as provided by EMI, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2015. The 2015 Listing does not include any information regarding Copyrighted Songs for the 2016 calendar year.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31
	2016	2015
Corporate Trustee Fees	$625	$625
Individual Trustee Fees	$1,250	$1,250
Transfer Agent Registrar Fees(1)	$3,750	$3,750

Totals	$5,625	$5,625

(1)	These services are performed by the Corporate Trustee.

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

The Trust’s income is dependent, in part, on EMI’s ability to maintain its rights in the Copyrighted Songs through copyright protection. As the copyrights for the Copyrighted Songs expire less royalty income will be generated and the size of each payment of the Contingent Portion will be reduced accordingly.

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

Recent Distributions to Unit Holders

On March 31, 2016 and April 11, 2016, the Trust made a distribution for the aggregate amount of $59,754 (or $0.2151 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on March 25, 2016. For computation details regarding the distribution please refer to the quarterly distribution report, dated March 31, 2016, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on April 26, 2016.

Administrative Expenses

As of April 28, 2016 the Trust had received invoices for an aggregate of $74,882 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2016 and March 31, 2015.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this quarterly report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust’s “disclosure controls and procedures” (as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of the Trust’s management, including the chief financial individual providing accounting services and the trust officers of the Corporate Trustee. Based on that evaluation, the chief financial individual providing accounting services and the trust officer of the Corporate Trustee concluded that the Trust’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the fiscal period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

May 16, 2016		Mills Music Trust
(Registrant)

	By:	/s/ Susie Moy
Susie Moy
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA