Form 10-Q
period 2016-06-30
MILLS MUSIC TRUST
filed 2016-08-15
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of the Registrant’s Trust Units outstanding as of June 30, 2016 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2016 AND JUNE 30, 2015

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Undistributed Cash — Beginning of period	$64	$62	$64	$62
Proceeds from Contingent Portion Payments	243,070	175,782	351,220	289,235
General and Administrative Expenses	(95,397)	(88,240)	(143,793)	(124,602)

Balance available	147,737	87,604	207,491	164,695
Cash Distributions to Unit Holders	(147,673)	(87,542)	(207,427)	(164,633)

Undistributed Cash — End of period	$64	$62	$64	$62

Cash Distributions per Trust Unit (based on 277,712 Trust Units Outstanding)	$0.53	$0.32	$0.75	$0.59

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2016 AND JUNE 30, 2015

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2016 and June 30, 2015 see the table headed “Statement of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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

The Trust is not a corporate entity and thus does not have an Audit Committee. The Trust has established a policy with regard to audit, audit-related and certain non-audit engagements of its independent auditors. Under this policy, the Trust annually approves certain limited, specified recurring services which may be provided by the Trust’s accountant or independent auditors. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trust. Joel Faden of Schulman Lobel et al. LLP ( formerly of Joel Faden, CPA, P.C.) acts as Chief Financial Individual providing accounting services for the Trust.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Corporate Trustee Fees and Expenses	$625	$625	$1,250	$1,250
Individual Trustee Fees and Expenses	1,250	1,250	2,500	2,500
Transfer Agent and Registrar(1)	3,750	3,750	7,500	7,500

(1)	These services are performed by the Corporate Trustee.

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

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2015 Listing, the Trust’s receipts are derived principally from copyrights established prior to 1958 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

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

Based on the 2015 Listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2076, as set forth in the 2015 Listing.

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

The Trust also asserted that even under EMI’s own interpretation of the formula set forth in the Asset Purchase Agreement governing calculation of the Contingent Portion payment to be made to the Trust in each quarterly period, EMI had over deducted gross royalty income for the quarterly periods beginning with the third quarter of 2012 through the second quarter of 2014 and for the fourth quarter of 2014. In a letter dated July 15, 2015 EMI agreed with the Trust’s assessment, and on July 17, 2015 the Corporate Trustee confirmed receipt of an EMI payment to the Trust in the aggregate amount of $203,706, reflecting the cumulative over deductions of gross royalty income during the quarters ending with the fourth quarter of 2014.

The Trust has engaged Prager Metis CPAs, LLC to conduct a special audit of the books and records of EMI administered by Sony/ATV to resolve the ongoing dispute and also determine whether there have been any other material royalty omissions or expense over-deductions for the periods ending September 30, 2015.

Recent Contingent Portion Payment

On June 2, 2016 the Trust received $243,070 ($0.8753 per Trust Unit) from EMI for royalty income generated by the Catalog during the first quarter of 2016, as compared to $175,782 ($0.6330 per Trust Unit) for the payment attributable to the first quarter of 2015.

Recent Distributions to Unit Holders

On June 28, 2016, the Trust made a distribution of $147,673 ($0.5318 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on June 15, 2016. For computation details regarding the distribution please refer to the quarterly distribution report, dated June 28, 2016, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on June 28, 2016.

Cash and Administrative Expenses

As of July 25, 2016, the Trust was holding $64 in cash and had received invoices for an aggregate of $17,248.50 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2016 and June 30, 2015.

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

August 15, 2016		Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA