Form 10-Q
period 2016-09-30
MILLS MUSIC TRUST
filed 2016-11-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of the Registrant’s Trust Units outstanding as of September 30, 2016 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Undistributed Cash — Beginning of Period	$64	$62	$64	$62
Proceeds from Contingent Portion Payments	204,729	215,313	555,949	504,548
Refund of Over-deduction of Gross Royalty Income by EMI(1)	—	203,706	—	203,706
General and Administrative Expenses	(33,053)	(49,490)	(176,846)	(174,092)

Balance Available	171,740	369,591	379,167	534,224
Cash Distributions to Unit Holders(2)	(171,676)	(369,529)	(379,103)	(534,162)

Undistributed Cash—End of period	$64	$62	$64	$62

Cash Distribution per Trust Unit	$0.62	$1.33	$1.37	$1.92

(1)	In July 2015 the Trust received a payment from EMI in the aggregate amount of $203,706, reflecting cumulative over-deductions of gross royalty income made by EMI during certain quarters ending with the fourth quarter of 2014. For further information regarding the over-deduction of gross royalty income by EMI see “Contingent Portion Payments” under Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(2)	Cash Distributions to Unit Holders of $400 for the period ended September 30, 2015 were paid in October 2015.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding disbursements made to Unit Holders for the three and nine months ended September 30, 2016 and September 30, 2015 see the table headed “Statement of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2015 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2015 Listing”). A copy of the 2015 Listing, as provided to the Trust, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2015. The 2015 Listing does not include any information regarding Copyrighted Songs for the 2016 calendar year.

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

The Trust is not a corporate entity and thus does not have an Audit Committee. The Trust has established a policy with regard to audit, audit-related and certain non-audit engagements of its independent auditors. Under this policy, the Trust annually approves certain limited, specified recurring services which may be provided by the Trust’s accountant or independent auditors. All other engagements for services to be performed by the Trust’s independent auditors must be separately preapproved by the Trust. Joel Faden of Schulman Lobel et al. LLP (formerly of Joel Faden, CPA, P.C.) acts as Chief Financial Individual providing accounting services for the Trust.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Corporate Trustee Fees and Expenses	$625	$625	$1,875	$1,875
Individual Trustee Fees and Expenses	1,250	1,250	3,750	3,750
Transfer Agent and Registrar(1)	3,750	3,750	11,250	11,250

	$5,625	$5,625	$16,875	$16,875

(1)	These services are performed by the Corporate Trustee.

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

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585
September 30, 2015	$71,424
March 31, 2016	$79,889

Total	$446,957

As of the date hereof, the Trust has not received the Underpayments. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

The Trust also asserted that even under EMI’s own interpretation of the formula set forth in the Asset Purchase Agreement governing calculation of the Contingent Portion payment to be made to the Trust in each quarterly period, EMI had over-deducted gross royalty income for the quarterly periods beginning with the third quarter of 2012 through the second quarter of 2014 and for the fourth quarter of 2014. In a letter dated July 15, 2015, EMI agreed with the Trust’s assessment, and on July 17, 2015 the Corporate Trustee confirmed receipt of an EMI payment to the Trust in the aggregate amount of $203,706, reflecting the cumulative over-deductions of gross royalty income during the quarters ending with the fourth quarter of 2014.

The Trust has engaged Prager Metis CPAs, LLC to conduct a special audit of the books and records of EMI administered by Sony/ATV to resolve the ongoing dispute and also determine whether there have been any other material royalty omissions or expense over-deductions for the periods ending September 30, 2015.

Recent Contingent Portion Payment

On September 1, 2016 the Trust received a Contingent Portion payment of $204,729 (or $$0.7372 per Trust Unit) from EMI, which was attributable to royalties from the second quarter of 2016.

Recent Distributions to Unit Holders

On September 23, 2016, the Trust made a distribution of $171,676 (or $0.6182 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on September 16, 2016. For computation details regarding the distribution please refer to the quarterly distribution report, dated September 23, 2016, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on October 17, 2016.

Cash and Administrative Expenses

As of November 3, 2016, the Trust was holding $64 in cash and had received invoices for an aggregate of $29,203 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and nine months ended September 30, 2016 and September 30, 2015.

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

November 14, 2016	Mills Music Trust (Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee HSBC Bank USA, NA