Form 10-K
period 2016-12-31
MILLS MUSIC TRUST
filed 2017-03-31
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of Trust Units held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $6,998,343.

Total Trust Units outstanding as of December 31, 2016 was 277,712.

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

EMI has provided the Trust with a listing (the “2016 Listing”) of the top 50 earning songs in the Catalogue during the 2016 calendar year (the “Top 50 Songs”). The totals contained in the right most column of the 2016 Listing represent gross royalty payments EMI received for each of the Top 50 Songs, before it made deductions in accordance with the Asset Purchase Agreement. The 2016 Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.

The 2016 Listing is set forth below in the form that EMI provided to the Trust. There can be no assurance that the 2016 Listing is indicative of the future performance of the Copyrighted Songs or that EMI will be able to retain its rights to the Copyrighted Songs during their full term of copyright protection. As of the date of this report, the Trust has not undertaken an audit to confirm the accuracy of the information contained in the 2016 Listing, and there can be no assurance by the Trust that the information EMI provided in the 2016 Listing is correct.

2016

Mills Music Trust Top 50 Songs

Mills Trust Top 50 Grossing Titles—2016

Rank	Song Title	Writers	Orig © Date	Renewal Date	U.S. PD Year	Gross Rev. ($)
1	Little Drummer Boy	Katherine K Davis (33.34), Henry Onorati (33.33), Harry Simeone (33.33)	11/13/1958	5/12/1986	2053	534,092
2	Sleigh Ride (Vocal Version)	Leroy Anderson (50), Mitchell Parish (50)	10/24/1950	12/5/1977	2045	529,704
3	You Rascal You	Sam Theard (100)	12/12/1929	12/12/1957	2024	266,642
4	Stardust	Hoagy Carmichael (50), Mitchell Parish (50)	1/5/1928	12/29/1955	2023	98,140
5	Sleigh Ride (Instrumental Version)	Leroy Anderson (100)	12/30/1948	2/23/1976	2043	85,802
6	It Don’t Mean A Thing (If It Ain’t Got That Swing)	Duke Ellington (50), Irving Mills (50)	10/28/1932	10/28/1959	2027	83,887
7	Caravan (Vocal Version)	Duke Ellington (25), Irving Mills (50), Juan Tizol (25)	4/19/1937	4/13/1965	2032	65,659
8	Moonglow	Eddie De Lange (33.34), Will Hudson (33.34), Irving Mills (33.32)	12/31/1933	12/31/1960	2028	63,153
9	In A Sentimental Mood (Vocal)	Duke Ellington (50), Manny Kurtz (25), Irving Mills (25)	11/29/1935	12/31/1962	2030	56,394
10	Lovesick Blues	Cliff Friend (50), Irving Mills (50)	4/3/1922	4/4/1949	1997	55,232
11	Stormy Weather (Keeps Rainin’ All The Time)	Harold Arlen (50), Ted Koehler (50)	4/13/1933	12/31/1959	2028	54,167
12	I’ve Got The World On A String	Harold Arlen (50), Ted Koehler (50)	3/10/1932	11/10/1959	2027	42,437
13	Ain’t Misbehavin’	Harry Brooks (25), Andy Razaf (50), Fats Waller (25)	7/8/1929	7/9/1956	2024	41,383
14	Minnie The Moocher	Cab Calloway (33.34), Clarence Gaskill (33.33), Irving Mills (33.33)	4/7/1931	3/27/1959	2026	39,742
15	I Can’t Give You Anything But Love	Dorothy Fields (50), Jimmy Mc Hugh (50)	3/6/1928	2/28/1956	2023	33,617
16	Mood Indigo	Barney Bigard (33.33), Duke Ellington (33.34), Irving Mills (33.33)	2/21/1931	12/31/1958	2026	33,502

17	I’m Getting Sentimental Over You	George Bassman (50), Ned Washington (50)	10/21/1932	10/21/1959	2027	28,779
18	Straighten Up And Fly Right	Nat King Cole (50), Irving Mills (50)	5/31/1944	3/17/1972	2039	28,444
19	Sweet Lorraine	Cliff Burwell (50), Mitchell Parish (50)	12/31/1927	11/3/1954	2022	26,275
20	Solitude	Eddie De Lange (33.34), Duke Ellington (33.34), Irving Mills (33.32)	9/21/1934	9/4/1962	2029	25,897
21	American Salute	Morton Gould (100)	3/31/1943	2/17/1971	2038	24,092
22	St. James Infirmary	Irving Mills (100)	3/4/1929	2/28/1957	2024	21,404
23	Everybody Eats When They Come To My House	Jeanne Burns (100)	11/26/1948	2/23/1976	2043	21,012
24	Corrine Corrina	Bo Chatman (33.34), Mitchell Parish (33.32), J Williams (33.34)	12/5/1929	12/3/1957	2024	19,714
25	Hold Me, Thrill Me, Kiss Me	Harry Noble (100)	10/21/1952	9/29/1980	2047	19,512
26	Prelude To A Kiss	Duke Ellington (33.34), Irving Gordon (33.33), Irving Mills (33.33)	9/29/1938	9/8/1966	2033	19,112
27	Carol Of The Drum	Katherine Davis (100)	5/2/1941	10/2/1968	2036	19,054
28	Vieille Canaille	Sam Theard (100)	12/12/1929	12/12/1957	2024	15,993
29	Caravan (Vocal Version)	Duke Ellington (25), Irving Mills (50), Juan Tizol (25)	6/11/1937	4/13/1965	2032	15,973
30	Stars Fell On Alabama	Mitchell Parish (50), Frank S Perkins (50)	9/14/1934	9/4/1962	2029	15,825
31	Bugler’S Holiday	Leroy Anderson (100)	7/8/1954	2/3/1982	2049	15,208
32	Sophisticated Lady (Instrumental Version)	Duke Ellington (50), Irving Mills (25), Mitchell Parish (25)	5/31/1933	5/31/1960	2028	14,262
33	Girl Of My Dreams	Sunny Clapp (100)	9/14/1927	8/25/1955	2022	14,199
34	I Can’t Believe That You’re In Love With Me	Clarence Gaskill (50), Jimmy Mc Hugh (50)	12/31/1926	12/16/1954	2021	13,955
35	I Let A Song Go Out Of My Heart	Duke Ellington (50), Irving Mills (16.67), Henry Nemo (16.67), John Redmond (16.66)	4/26/1938	4/22/1966	2033	12,778
36	I Surrender, Dear	Harry Barris (50), Gordon Clifford (50)	1/14/1931	12/29/1958	2026	12,380
37	A Christmas Festival	Leroy Anderson (100)	11/6/1950	12/9/1977	2045	10,827
38	Black And Tan Fantasy	Duke Ellington (50), Bub Miley (50)	7/16/1927	7/16/1954	2022	10,447
39	Red Roses For A Blue Lady	Tepper, Sid / Bennett, Roy C.	12/31/1948	1/1/1976	2043	10,002
40	East St. Louis Toodle-Oo	Duke Ellington (50), Bub Miley (50)	2/10/1927	3/3/1954	2022	8,891
41	Love Is The Thing	Ned Washington (50), Victor Popular Young (50)	6/21/1933	6/21/1960	2028	8,556

42	Doouap Doouap Doouap (2001 adaptation of It Don’t Mean A Thing (If It Ain’t Got That Swing)	Duke Ellington (50), Irving Mills (50)	8/1/2001*	n/a**	n/a**	7,897
43	Bugle Call Rag	Billy Meyers (33.34), John Pettis (33.33), Elmer Schoebel(33.33)	6/13/1923	6/15/1950	2018	7,657
44	The Mooch	Duke Ellington (50), Irving Mills (50)	12/31/1928	12/31/1956	2023	7,286
45	Belle Of The Ball (Instrumental Version)	Duke Ellington (50), Irving Mills (50)	10/26/1951	9/7/1979	2046	7,195
46	Sophisticated Lady (Vocal Version)	Duke Ellington (50), Irving Mills (25), Mitchell Parish (25)	10/10/1933	8/16/1961	2028	7,097
47	Blue Tango (Vocal Version)	Leroy Anderson (50), Mitchell Parish (50)	10/31/1951	9/7/1979	2046	7,010
48	Scarlet Ribbons (For Her Hair)	Evelyn Danzig (50), Jack Segal (50)	12/13/1949	12/30/1976	2044	6,728
49	Jeep’s Blues	Duke Ellington (50), Johnny Hodges (50)	6/28/1938	6/28/1965	2033	6,678
50	Strange Things Happening Everyday	Rosetta Tharpe (100)	12/23/1938	12/22/1966	2033	6,013

*	EMI has informed the Trust that it could not locate the copyright registration for the adaptation Doouap Doouap Doouap. The date used for the original copyright date corresponds to the date of the Adaptation Agreement for such work.
**	The adaptation Doouap Doouap Doouap is a derivative work which could be treated as having multiple copyright terms, one for all original material contributed by the authors of It Don’t Mean A Thing (If It Ain’t Got That Swing), and another for any new material contributed by the adapters.

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

Calendar Period	High	Low
	$	$
2015
First Quarter	19.66	17.50
Second Quarter	19.66	19.66
Third Quarter	19.66	16.50
Fourth Quarter	19.66	16.05
2016
First Quarter	19.66	18.00
Second Quarter	25.20	19.44
Third Quarter	26.50	23.00
Fourth Quarter	25.50	18.00

Unit Holders

As of December 31, 2016 there were 124 Trust Unit holders of record. The Trust is unable to estimate the total number of persons that beneficially own Trust Units in “street name” through brokers or the other institutions which are the holders of record.

Dividends

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table under Part II, Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for the five years ended December 31, 2016 is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distributions Per Unit*
2016	$833,248	$607,852	$2.19
2015	$959,047	$746,208	$2.68
2014	$1,365,103	$860,780	$3.10
2013	$507,830	$80,240	$0.29
2012	$846,809	$555,556	$2.00

*	Based on 277,712 Trust Units outstanding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2016 Listing, the Trust derives its receipts principally from copyrights established prior to 1958 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

Based on the 2016 Listing, the majority of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2053, as set forth in the 2016 Listing.

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

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585
September 30, 2015	$71,424
March 31, 2016	$79,889
December 31, 2016	$37,529

Total	$484,486

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

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2016, the Trust received a total of $833,248 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2016 calendar year.

During the year ended December 31, 2015, the Trust received a total of $959,047 from EMI, $203,706 of which was attributable to the EMI Error discussed above relating to periods prior to the fourth quarter of 2014. The remaining balance was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2015 calendar year.

Recent Distributions

During the year ended December 31, 2016, the Trust made cash distributions to Unit Holders in the aggregate amount of $607,852 ($2.1888 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $746,208 ($2.6869 per Trust Unit) during the year ended December 31, 2015. As noted in the paragraphs directly above, a portion of the distributions made in 2015 were attributable to the EMI Error. For computation details regarding the distributions made during the year ended December 31, 2016, please refer to the quarterly distribution report, dated December 23, 2016, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 23, 2016.

Cash and Administrative Expenses

As of December 31, 2016 the Trust had $39,067 unpaid administrative expenses for services rendered to the Trust. As of March 31, 2017, the Trust had received invoices for an aggregate of $11,067 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the years ended December 31, 2016 and 2015.

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

Report of Independent Registered Public Accounting Firm

The Trustees and Unit Holders

Mills Music Trust

We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the cash receipts and disbursements of Mills Music Trust for the years ended December 31, 2016 and 2015, on the basis of accounting described in Note 1.

Attention is directed to Note 1 to the financial statements for information concerning a dispute with respect to certain amounts believed to be owed to Mills Music Trust.

/s/ CORNICK, GARBER & SANDLER, LLP

New York, New York

March 31, 2017

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Receipts from EMI	$833,248	$959,047	*
Undistributed Cash at Beginning of Year	$64	$64
Disbursements – Administrative Expenses	$(225,396)	$(212,839)

Balance Available for Distribution	$607,916	$746,272
Cash Distributions to Unit Holders	$607,852	$746,208

Undistributed Cash at End of Year	$64	$64

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$2.19	$2.68

*	Includes a payment to the Trust of $203,706 attributable to the EMI Error. For further information see Note 1, “Unit Holder Distributions and Trust Expenses”.

See accompanying Notes to Statement of Cash Receipts and Disbursements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585
September 30, 2015	$71,424
March 31, 2016	$79,889
December 31, 2016	$37,529

Total	$484,486

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

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2016, the Trust received a total of $833,248 from EMI, all of was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2016 calendar year. During the year ended December 31, 2015, the Trust received a total of $959,047 from EMI, $203,706 of which was attributable to the EMI Error discussed immediately above relating to periods prior to the fourth quarter of 2014. The remaining balance was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2015 calendar year.

Recent Distributions

During the year ended December 31, 2016, the Trust made cash distributions to Unit Holders in the aggregate amount of $607,852 ($2.1888 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $746,208 ($2.6869 per Trust Unit) during the year ended December 31, 2015. As noted in the paragraphs directly above, a portion of the distributions made in 2015 was attributable to the EMI Error. For computation details regarding the distributions made during the year ended December 31, 2016, please refer to the quarterly distribution report, dated December 23, 2016, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 23, 2016.

Cash and Administrative Expenses

As of December 31, 2016 the Trust had $39,067 unpaid administrative expenses for services rendered to the Trust. As of March 31, 2017, the Trust had received invoices for an aggregate of $11,067 in unpaid administrative expenses for services rendered to the Trust.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Corporate Trustee for the years ended December 31, 2016 and December 31, 2015:

Trustee Fees Paid by the Trust	2016	2015
Individual Trustee fees (1)	$5,000	$5,000
Corporate Trustee fees	$2,500	$2,500
Corporate Trustee Transfer Agent Registrar fees(2)	$15,000	$15,000

Totals	$22,500	$22,500

(1)	The Individual Trustees were elected on August 29, 2013.
(2)	These services are performed by the Corporate Trustee.

See Part I, Item 2, “Properties” for further information about the administrative office for the Trust, which is provided by the Corporate Trustee.

NOTE 4. THE COPYRIGHT CATALOGUE

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2016 Listing, the Trust derives its receipts principally from copyrights established prior to 1958 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

Based on the 2016 Listing, the majority of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2053, as set forth in the 2016 Listing.

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

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2016. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2016, the Trust’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2016, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Trust Units Owned	Percent of Trust Units Outstanding (1)
MPL Communications, Ltd.(2) 41 West 54th Street New York, New York 10019	79,609	28.67%
First Eagle Investment(3) Management, LLC 1345 Avenue of the Americas NY, NY 10018	31,592	11.38%
Michael Reiss(4) 104 West Chestnut Suite 356 Hinsdale, IL 60521	24,767	8.9%

(1)	Based on 277,712 Trust Units outstanding.
(2)	Lee Eastman, an Individual Trustee of the Trust, is responsible for the day to day operations of MPL Communications, Inc.
(3)	As reported on Schedule 13G/A filed with the SEC on January 30, 2015.
(4)	As reported on Schedule 13D filed with the SEC June 6, 2006. These units are beneficially owned through Burr Ridge Operations, Inc. Michael Reiss is an Individual Trustee of the Trust.

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2016. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated $19,000 in 2016 and $20,750 in 2015.

Audit-Related Fees

$15,500

Tax Fees

None.

All Other Fees—For Quarterly Reviews of Form 10Q

$3,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Accounting Firm	12
Statements of cash receipts and disbursements – years ended December 31, 2016 and 2015	13
Notes to statements of cash receipts and disbursements – years ended December 31, 2016 and 2015	13
2. FINANCIAL STATEMENT SCHEDULES
3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(2)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*	Furnished, not filed

ITEM 16. FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Trust has elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2017		Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee
HSBC Bank USA, N.A.