Form 10-Q
period 2017-03-31
MILLS MUSIC TRUST
filed 2017-05-15
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s Trust Units outstanding as of March 31, 2017 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2017 AND MARCH 31, 2016

(UNAUDITED)

	Three Months Ended March 31
	2017	2016
Undistributed Cash - Beginning of Period	$65	$64
Proceeds from Contingent Portion Payments	$135,106	$108,150
General and Administrative Expenses	$(55,759)	$(48,396)

Balance Available for Distribution	$79,412	$59,818
Cash Distributions to Unit Holders(1)	$79,347	$59,754

Undistributed Cash - End of Period	$65	$64

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.2857	$0.2151

(1)	Cash Distributions to Unit Holders of $1,757 for the period ended March 31, 2016 were paid in April 2016.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2017 AND MARCH 31, 2016

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2017 and March 31, 2016.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2016 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2016 Listing”). A copy of the 2016 Listing, as provided by EMI, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2016. The 2016 Listing does not include any information regarding Copyrighted Songs for the 2017 calendar year.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31
	2017	2016
Corporate Trustee Fees	$625	$625
Individual Trustee Fees	$1,250	$1,250
Transfer Agent Registrar Fees(1)	$3,750	$3,750

Totals	$5,625	$5,625

(1)	These services are performed by the Corporate Trustee.

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

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585
September 30, 2015	$71,424
March 31, 2016	$79,889
September 30, 2016	$37,529

Total	$484,486

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

Recent Distributions to Unit Holders

On March 20, 2017, the Trust made a distribution for the aggregate amount of $79,347 (or $0.2857 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on March 16, 2017. For computation details regarding the distribution please refer to the quarterly distribution report, dated March 20, 2017, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 20, 2017.

Administrative Expenses

As of April 30, 2017 the Trust had received invoices for an aggregate of $11,499 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2017 and March 31, 2016.

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

May 15, 2017		Mills Music Trust
(Registrant)

	By:	/s/ Susie Moy
Susie Moy
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA