Form 10-Q
period 2017-06-30
MILLS MUSIC TRUST
filed 2017-08-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)			☐

		Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to
Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s Trust Units outstanding as of June 30, 2017 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2017 AND JUNE 30, 2016

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Undistributed Cash — Beginning of period	$65	$64	$65	$64
Proceeds from Contingent Portion Payments	289,114	243,070	424,220	351,220
General and Administrative Expenses	(70,848)	(95,397)	(126,607)	(143,793)

Balance Available for Distribution	218,335	147,737	297,678	207,491
Cash Distributions to Unit Holders	(218,266)	(147,673)	(297,613)	(207,427)

Undistributed Cash — End of period	$65	$64	$65	$64

Cash Distributions per Trust Unit (based on 277,712 Trust Units Outstanding)	$0.79	$0.53	$1.07	$0.75

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2017 AND JUNE 30, 2016

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2017 and June 30, 2016 see the table headed “Statement of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Corporate Trustee Fees and Expenses	$625	$625	$1,250	$1,250
Individual Trustee Fees and Expenses	1,250	1,250	2,500	2,500
Transfer Agent and Registrar(1)	3,750	3,750	7,500	7,500

(1)	These services are performed by the Corporate Trustee.

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

NOTE 5. SUBSEQUENT EVENTS

In January 2016, the Trustees engaged Prager Metis CPAs, LLC (“Prager”), an accounting firm specializing in auditing royalty income, to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine if payments of the Contingent Portion by EMI have been properly made in accordance with the Asset Purchase Agreement for the period beginning on October 1, 2011 and ending on December 31, 2015 (the “Audit Period”). Prager’s final report (the “Prager Report”) was delivered to the Trustees on July 27, 2017. The audit cost the Trust $70,000, $34,710 of which has been paid to date.

The Prager Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. The Trustees have provided a copy of the report to EMI and are currently discussing the results of the audit with EMI. The Trust can offer no assurance that it will be able to recover any additional amounts from EMI related to the underpayments identified by the Prager Report and the Trustees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2016 Listing, the Trust’s receipts are derived principally from copyrights established prior to 1958 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

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

Based on the 2016 Listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2076, as set forth in the 2016 Listing.

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

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585
September 30, 2015	$71,424
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
Total	$569,845

As of the date hereof, the Trust has not received the Underpayments. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Audit Report

In January 2016, the Trustees engaged Prager to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine if payments of the Contingent Portion by EMI have been properly made in accordance with the Asset Purchase Agreement during the Audit Period. The Prager Report was delivered to the Trustees on July 27, 2017. The audit cost the Trust $70,000, $34,710 of which has been paid to date.

The Prager Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. The Trustees have provided a copy of the report to EMI and are currently discussing the results of the audit with EMI. The Trust can offer no assurance that it will be able to recover any additional amounts from EMI related to the underpayments identified by the Prager Report and the Trustees.

Recent Contingent Portion Payment

On June 1, 2017, the Trust received $289,114 ($1.0411 per Trust Unit) from EMI for royalty income generated by the Catalog during the first quarter of 2017, as compared to $243,070 ($0.8753 per Trust Unit) for the payment attributable to the first quarter of 2016.

Recent Distributions to Unit Holders

On June 21, 2017, the Trust made a distribution of $218,266 ($0.7860 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on June 16, 2017. For computation details regarding the distribution please refer to the quarterly distribution report, dated June 21, 2017, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on June 21, 2017.

Cash and Administrative Expenses

As of July 31, 2017, the Trust was holding $65 in cash and had received invoices for an aggregate of $20,008 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2017 and June 30, 2016.

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

August 14, 2017		Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA