Form 10-K
period 2017-12-31
MILLS MUSIC TRUST
filed 2018-04-02
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Trust Units held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $6,581,774.

Total Trust Units outstanding as of December 31, 2017 was 277,712.

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

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. Based on information which EMI provided to the Trust, most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of the Copyrighted Songs with copyrights established prior to 1958.

EMI has provided the Trust with a listing (the “2017 Listing”) of the top 50 earning songs in the Catalogue during the 2017 calendar year (the “Top 50 Songs”). The totals contained in the right most column of the 2017 Listing represent gross royalty payments EMI received for each of the Top 50 Songs, before it made deductions in accordance with the Asset Purchase Agreement. The 2017 Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.

The 2017 Listing is set forth below in the form that EMI provided to the Trust. There can be no assurance that the 2017 Listing is indicative of the future performance of the Copyrighted Songs or that EMI will be able to retain its rights to the Copyrighted Songs during their full term of copyright protection. As of the date of this report, the Trust has not undertaken an audit to confirm the accuracy of the information contained in the 2017 Listing, and there can be no assurance by the Trust that the information EMI provided in the 2017 Listing is correct.

2017

Mills Music Trust Top 50 Songs

Mills Trust Top 50 Grossing Titles—2017

Rank	Song Title	Writers	Orig © Date	Renewal Date	U.S. PD Year	Gross Rev. ($)
1	Sleigh Ride (Vocal Version)	Leroy Anderson (50), Mitchell Parish (50)	10/24/1950	12/5/1977	2045	788,237
2	Little Drummer Boy	Katherine K Davis (33.34), Henry Onorati (33.33), Harry Simeone (33.33)	11/13/1958	5/12/1986	2053	684,449
3	Coney Island Washboard	HAMPTON DURAND (25), NED KENNEDY (25), CLAUDE SHUGAT (25), HAROLD LEROY WHITACRE (25)	12/11/1926	11/24/1954	2021	100,424
4	It Don’t Mean A Thing (If It Ain’t Got That Swing)	Duke Ellington (50), Irving Mills (50)	10/28/1932	10/28/1959	2027	85,929
5	Caravan (Vocal Version)	Duke Ellington (25), Irving Mills (50), Juan Tizol (25)	4/19/1937	4/13/1965	2032	79,919
6	Sleigh Ride (Instrumental Version)	Leroy Anderson (100)	12/30/1948	2/23/1976	2043	78,334
7	Moonglow	Eddie De Lange (33.34), Will Hudson (33.34), Irving Mills (33.32)	12/31/1933	12/31/1960	2028	77,014
8	Stardust	Hoagy Carmichael (50), Mitchell Parish (50)	1/5/1928	12/29/1955	2023	62,059
9	Minnie The Moocher	Cab Calloway (33.34), Clarence Gaskill (33.33), Irving Mills (33.33)	4/7/1931	3/27/1959	2026	54,067
10	Caravan (Instrumental Version)	Duke Ellington (50), Juan Tizol (50)	4/19/1937	4/13/1965	2032	51,748
11	Stormy Weather (Keeps Rainin’ All The Time)	Harold Arlen (50), Ted Koehler (50)	4/13/1933	12/31/1959	2028	49,995
12	Straighten Up And Fly Right	Nat King Cole (50), Irving Mills (50)	5/31/1944	3/17/1972	2039	46,894
13	Diga Diga Doo	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	6/9/1928	5/31/1956	2023	38,517
14	In A Sentimental Mood (Vocal)	Duke Ellington (50), Manny Kurtz (25), Irving Mills (25)	11/29/1935	12/31/1962	2030	35,568
15	Ain’t Misbehavin’	Harry Brooks (25), Andy Razaf (50), Fats Waller (25)	7/8/1929	7/9/1956	2024	34,279
16	I Can’t Give You Anything But Love	Dorothy Fields (50), Jimmy Mc Hugh (50)	3/6/1928	2/28/1956	2023	32,688
17	Lovesick Blues	Cliff Friend (50), Irving Mills (50)	4/3/1922	4/4/1949	1997	28,257
18	Mood Indigo	Barney Bigard (33.33), Duke Ellington (33.34), Irving Mills (33.33)	2/21/1931	12/31/1958	2026	23,611
19	You Rascal You	Sam Theard (100)	12/12/1929	12/12/1957	2024	23,461
20	Hold Me, Thrill Me, Kiss Me	Harry Noble (100)	10/21/1952	9/29/1980	2047	21,744
21	Sophisticated Lady (Instrumental Version)	Duke Ellington (50), Irving Mills (25), Mitchell Parish (25)	5/31/1933	5/31/1960	2028	21,618
22	Bugler’S Holiday	Leroy Anderson (100)	7/8/1954	2/3/1982	2049	21,469
23	I’m Getting Sentimental Over You	George Bassman (50), Ned Washington (50)	10/21/1932	10/21/1959	2027	20,027
24	Typewriter	LEROY ANDERSON (100)	10/6/1953	8/31/1981	2048	19,047
25	Solitude	Eddie De Lange (33.34), Duke Ellington (33.34), Irving Mills (33.32)	9/21/1934	9/4/1962	2029	18,989
26	St. James Infirmary	Irving Mills (100)	3/4/1929	2/28/1957	2024	18,052
27	American Salute	Morton Gould (100)	3/31/1943	2/17/1971	2038	17,276

28	Paradise Isle	SAM KOKI (100)	9/7/1937	8/23/1965	2032	16,164
29	Sweet Lorraine	Cliff Burwell (50), Mitchell Parish (50)	12/31/1927	11/3/1954	2022	15,584
30	Zaz Zuh Zaz	CAB CALLOWAY (50), HARRY A. WHITE (50)	2/9/1934	2/1/1962	2029	14,811
31	Cotton Club Stomp*	HARRY CARNEY (33.33), DUKE ELLINGTON (33.34), JOHNNY HODGES (33.33)	4/22/1929	n/a	2024	13,421
32	Prelude To A Kiss	Duke Ellington (33.34), Irving Gordon (33.33), Irving Mills (33.33)	9/29/1938	9/8/1966	2033	12,340
33	The Mooch	Duke Ellington (50), Irving Mills (50)	12/31/1928	12/31/1956	2023	11,826
34	I Surrender, Dear	Harry Barris (50), Gordon Clifford (50)	1/14/1931	12/29/1958	2026	11,257
35	Blue Tango (Vocal Version)	Leroy Anderson (50), Mitchell Parish (50)	10/31/1951	9/7/1979	2046	10,657
36	Tzena, Tzena, Tzena, Tzena (Eng./Hebrew Vers.)	YEHIEL HAGGIZ (16.67), ISSACHAR MIRON (66.66), MITCHELL PARISH (16.67)	6/29/1950	10/11/1977	2045	9,914
37	Fiddle Faddle (Instrumental)	LEROY ANDERSON (100)	8/29/1947	8/30/1974	2042	9,861
38	A Christmas Festival	Leroy Anderson (100)	11/6/1950	12/9/1977	2045	9,839
39	Black And Tan Fantasy	Duke Ellington (50), Bub Miley (50)	7/16/1927	7/16/1954	2022	9,316
40	Carol Of The Drum	Katherine Davis (100)	5/2/1941	10/2/1968	2036	8,928
41	Stars Fell On Alabama	Mitchell Parish (50), Frank S Perkins (50)	9/14/1934	9/4/1962	2029	8,728
42	Bugle Call Rag	BILLY MEYERS (33.34), JOHN PETTIS (33.33), ELMER SCHOEBEL (33.33)	6/13/1923	6/15/1950	2018	8,702
43	Rockin’ In Rhythm	HARRY CARNEY (33.33), Duke Ellington (33.33), IRVING MILLS (33.34)	4/9/1931	4/7/1959	2026	8,414
44	Corrine Corrina	Bo Chatman (33.34), Mitchell Parish (33.32), J Williams (33.34)	12/5/1929	12/3/1957	2024	8,289
45	I Can’t Believe That You’re In Love With Me	Clarence Gaskill (50), Jimmy Mc Hugh (50)	12/31/1926	12/16/1954	2021	8,065
46	Blue Tango (Instrumental Version)	LEROY ANDERSON (100)	10/26/1951	9/7/1979	2046	7,554
47	Vieille Canaille	Sam Theard (100)	12/12/1929	12/12/1957	2024	7,472
48	In A Sentimental Mood (Instrumental)	Duke Ellington (100)	11/29/1935	11/29/1962	2030	7,061
49	I’ve Got The World On A String	Harold Arlen (50), Ted Koehler (50)	3/10/1932	11/10/1959	2027	7,060
50	Don’t Worry ‘Bout Me	RUBE BLOOM (50), TED KOEHLER (50)	3/11/1939	5/12/1966	2034	6,917

*	EMI has informed the Trust that it could not locate the copyright registration or renewal for Cotton Club Stomp. The date used for the original copyright date corresponds to the date of the Bill of Sale for such work.

Accounting Policies

EMI typically makes payments to the Trust of the Contingent Portion in March, June, September and December for the prior calendar quarter. The payments received are accounted for on a cash basis, as are expenses of the Trust. The Declaration of Trust provides for the distribution to the Unit Holders of the amounts received by the Trust in Contingent Portion payments after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

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

Calendar Period	High	Low
	$	$
2016
First Quarter	19.66	18.00
Second Quarter	25.20	19.44
Third Quarter	26.50	23.00
Fourth Quarter	25.50	18.00
2017
First Quarter	24.75	21.50
Second Quarter	23.80	21.54
Third Quarter	27.80	23.70
Fourth Quarter	27.50	21.96

Unit Holders

As of December 31, 2017 there were 123 Trust Unit holders of record. The Trust is unable to estimate the total number of persons that beneficially own Trust Units in “street name” through brokers or the other institutions which are the holders of record.

Dividends

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table under Part II, Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for the five years ended December 31, 2017 is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distributions Per Unit*
2017	$886,165	$595,328	$2.14
2016	$833,248	$607,852	$2.19
2015	$959,047	$746,208	$2.68
2014	$1,365,103	$860,780	$3.10
2013	$507,830	$80,240	$0.29

*	Based on 277,712 Trust Units outstanding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2017 Listing, the Trust derives its receipts principally from copyrights established prior to 1958 in the United States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

Based on the 2017 Listing, all of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2053, as set forth in the 2017 Listing.

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

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585
September 30, 2015	$71,424
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557

Total	$611,402

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve favorably the ongoing dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Audit Report

In January 2016, the Trustees engaged Prager Metis CPAs, LLC (“Prager”), an accounting firm specializing in auditing royalty income, to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine if payments of the Contingent Portion by EMI have been properly made in accordance with the Asset Purchase Agreement for the period beginning on October 1, 2011 and ending on December 31, 2015 (the “Audit Period”). Prager’s final report (the “Prager Report”) was delivered to the Trustees on August 14, 2017. To date, the audit has cost the Trust an aggregate of $72,507. The Prager Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. Prager excluded the Underpayments from the Prager Report, raising questions as to their materiality and collectability. The Trustees have provided a copy of the report to EMI and are currently discussing the results of the audit with EMI. The Trust can offer no assurance that it will be able to recover any additional amounts from EMI related to the underpayments identified by the Prager Report and the Trustees.

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2017, the Trust received a total of $886,165 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2017 calendar year. During the year ended December 31, 2016, the Trust received a total of $833,248 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2016 calendar year.

Recent Distributions

During the year ended December 31, 2017, the Trust made cash distributions to Unit Holders in the aggregate amount of $595,328 ($2.14 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $607,852 ($2.19 per Trust Unit) during the year ended December 31, 2016. For computation details regarding the distributions made during the year ended December 31, 2017, please refer to the quarterly distribution report, dated December 20, 2017, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 20, 2017.

Cash and Administrative Expenses

As of December 31, 2017 the Trust had $33,032 unpaid administrative expenses for services rendered to the Trust. As of March 31, 2018, the Trust had received invoices for an aggregate of $826 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the years ended December 31, 2017 and 2016.

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

Report of Independent Registered Public Accounting Firm

The Trustees and Unit Holders of Mills Music Trust

Opinion on the Financial Statements

We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust (the “Trust”) for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the cash receipts and disbursements of the Trust for the years ended December 31, 2017 and 2016, in conformity with the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described in Note 1 to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Matter

Attention is directed to Note 1 to the financial statements for information concerning a dispute with respect to certain amounts believed to be owed to Mills Music Trust.

/s/ CORNICK, GARBER & SANDLER, LLP

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Trust’s auditor since 2003.

New York, New York

April 2, 2018

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Receipts from EMI	$886,165	$833,248
Undistributed Cash at Beginning of Year	$64	$64
Disbursements – Administrative Expenses	$(290,836)	$(225,396)

Balance Available for Distribution	$595,393	$607,916
Cash Distributions to Unit Holders	$595,328	$607,852

Undistributed Cash at End of Year	$65	$64

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$2.14	$2.19

See accompanying Notes to Statements of Cash Receipts and Disbursements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585
September 30, 2015	$71,424
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557

Total	$611,402

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve favorably the ongoing dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Audit Report

In January 2016, the Trustees engaged Prager Metis CPAs, LLC (“Prager”), an accounting firm specializing in auditing royalty income, to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine if payments of the Contingent Portion by EMI have been properly made in accordance with the Asset Purchase Agreement for the period beginning on October 1, 2011 and ending on December 31, 2015 (the “Audit Period”). Prager’s final report (the “Prager Report”) was delivered to the Trustees on August 14, 2017. To date, the audit cost the Trust an aggregate of $72,507. The Prager Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. Prager excluded the Underpayments from the Prager Report, raising questions as to their materiality and collectability. The Trustees have provided a copy of the report to EMI and are currently discussing the results of the audit with EMI. The Trust can offer no assurance that it will be able to recover any additional amounts from EMI related to the underpayments identified by the Prager Report and the Trustees.

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2017, the Trust received a total of $886,165 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2017 calendar year. During the year ended December 31, 2016, the Trust received a total of $833,248 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2016 calendar year.

Recent Distributions

During the year ended December 31, 2017, the Trust made cash distributions to Unit Holders in the aggregate amount of $595,328 ($2.14 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $607,852 ($2.19 per Trust Unit) during the year ended December 31, 2016. For computation details regarding the distributions made during the year ended December 31, 2017, please refer to the quarterly distribution report, dated December 20, 2017, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 20, 2017.

Cash and Administrative Expenses

As of December 31, 2017 the Trust had $33,032 unpaid administrative expenses for services rendered to the Trust. As of March 31, 2018, the Trust had received invoices for an aggregate of $826 in unpaid administrative expenses for services rendered to the Trust.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Corporate Trustee for the years ended December 31, 2017 and December 31, 2016:

Trustee Fees Paid by the Trust	2017	2016
Individual Trustee fees (1)	$5,000	$5,000
Corporate Trustee fees	$2,500	$2,500
Corporate Trustee Transfer Agent Registrar fees(2)	$15,000	$15,000

Totals	$22,500	$22,500

(1)	The Individual Trustees were elected on August 29, 2013.
(2)	These services are performed by the Corporate Trustee.

See Part I, Item 2, “Properties” for further information about the administrative office for the Trust, which is provided by the Corporate Trustee.

NOTE 4. THE COPYRIGHT CATALOGUE

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2017 Listing, the Trust derives its receipts principally from copyrights established prior to 1958 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

Based on the 2017 Listing, all of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2053, as set forth in the 2017 Listing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2017. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2017, the Trust’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Lee Eastman—Mr. Eastman has been a partner at the law firm Eastman & Eastman since 1997. He is also responsible for the day to day operations of MPL Communications, Inc. and MPL Music Publishing, Inc. and is a principal of various music publishing interests. Mr. Eastman currently serves as executive vice-president on the board of Literacy Partners, Inc. Mr. Eastman graduated from Stanford University in 1992 and from Stanford Law School in 1997. He has served on the Board of Visitors and has lectured on intellectual property at Stanford Law School.

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

Audit Committee

The Trust is not a corporate entity and thus does not have an Audit Committee. The Trust has established a policy with regard to audit, audit-related and certain non-audit engagements of its independent auditors. Under this policy, the Trust annually approves certain limited, specified recurring services which may be provided by the Trust’s accountant or independent auditors. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trust. Joel Faden of Schulman Lobel et al. LLP acts as Chief Financial Individual providing accounting services for the Trust.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2017, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Trust Units Owned	Percent of Trust Units Outstanding (1)
MPL Communications, Ltd.(2) 41 West 54th Street New York, New York 10019	79,609	28.67%
First Eagle Investment(3) Management, LLC 1345 Avenue of the Americas NY, NY 10018	31,592	11.38%
Michael Reiss(4) 104 West Chestnut Suite 356 Hinsdale, IL 60521	24,767	8.9%

(1)	Based on 277,712 Trust Units outstanding.
(2)	Lee Eastman, an Individual Trustee of the Trust, is responsible for the day to day operations of MPL Communications, Ltd.
(3)	As reported on Schedule 13G/A filed with the SEC on January 30, 2015.
(4)	As reported on Schedule 13D filed with the SEC June 6, 2006. These units are beneficially owned through Burr Ridge Operations, Inc. Michael Reiss is an Individual Trustee of the Trust.

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2017. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated $21,250 in 2017 and $19,000 in 2016.

Audit-Related Fees

$16,000

Tax Fees

None.

All Other Fees—For Quarterly Reviews of Form 10Q

$5,250

Audit Committee

The Trust is not a corporate entity and thus does not have an Audit Committee. The Trust has established a policy with regard to audit, audit-related and certain non-audit engagements of its independent auditors. Under this policy, the Trust annually approves certain limited, specified recurring services which may be provided by the Trust’s accountant or independent auditors. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trust. Joel Faden of Schulman Lobel et al. LLP acts as Chief Financial Individual providing accounting services for the Trust.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Accounting Firm	11
Statements of cash receipts and disbursements – years ended December 31, 2017 and 2016	12
Notes to statements of cash receipts and disbursements – years ended December 31, 2017 and 2016	12
2. FINANCIAL STATEMENT SCHEDULES
3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(2)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*	Furnished, not filed

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

April 2, 2018		Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee
HSBC Bank USA, N.A.