Form 10-Q
period 2018-03-31
MILLS MUSIC TRUST
filed 2018-05-15
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of the Registrant’s Trust Units outstanding as of March 31, 2018 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2018 AND MARCH 31, 2017

(UNAUDITED)

	Three Months Ended March 31
	2018	2017
Undistributed Cash—Beginning of Period	$65	$65
Proceeds from Contingent Portion Payments	$133,634	$135,106
General and Administrative Expenses	$(61,464)	$(55,759)

Balance Available for Distribution	$72,235	$79,412
Cash Distributions to Unit Holders	$72,170	$79,347

Undistributed Cash—End of Period	$65	$65

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.2599	$0.2857

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2018 AND MARCH 31, 2017

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2018 and March 31, 2017.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2017 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2017 Listing”). A copy of the 2017 Listing, as provided by EMI, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2017. The 2017 Listing does not include any information regarding Copyrighted Songs for the 2018 calendar year.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31
	2018	2017
Corporate Trustee Fees	$625	$625
Individual Trustee Fees	$1,250	$1,250
Transfer Agent Registrar Fees(1)	$3,750	$3,750

Totals	$5,625	$5,625

(1)	These services are performed by the Corporate Trustee.

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

Based on the 2017 Listing, the majority of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible
95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2053, as set forth in the 2017 Listing.

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

Royalty Audit

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

Recent Distributions to Unit Holders

On March 22, 2018, the Trust made a distribution for the aggregate amount of $72,170 (or $0.2599 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on March 20, 2018. For computation details regarding the distribution please refer to the quarterly distribution report, dated March 22, 2018, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 22, 2018.

Administrative Expenses

As of April 30, 2018 the Trust had received invoices for an aggregate of $59,576 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2018 and March 31, 2017.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2018	Mills Music Trust (Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee HSBC Bank USA, NA