Form 10-Q
period 2018-06-30
MILLS MUSIC TRUST
filed 2018-08-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of the Registrant’s Trust Units outstanding as of June 30, 2018 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2018 AND JUNE 30, 2017

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Undistributed Cash—Beginning of period	$65	$65	$65	$65
Proceeds from Contingent Portion Payments	372,519 (1)	289,114	506,153 (1)	424,220
General and Administrative Expenses	(71,899)	(70,848)	(133,363)	(126,607)

Balance Available for Distribution	300,685	218,335	372,855	297,678
Cash Distributions to Unit Holders	(300,620)	(218,266)	(372,790)	(297,613)

Undistributed Cash—End of period	$65	$65	$65	$65

Cash Distributions per Trust Unit (based on 277,712 Trust Units Outstanding)	$1.08	$0.79	$1.34	$1.07

(1)	The proceeds received by the Trust for the three and six months ended June 30, 2018 include an overpayment in the amount of $32,967.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2018 AND JUNE 30, 2017

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2018 and June 30, 2017 see the table headed “Statement of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Corporate Trustee Fees and Expenses	$625	$625	$1,250	$1,250
Individual Trustee Fees and Expenses	1,250	1,250	2,500	2,500
Transfer Agent and Registrar(1)	3,750	3,750	7,500	7,500

(1)	These services are performed by the Corporate Trustee.

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

NOTE 5. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2017 Listing, the Trust’s receipts are derived principally from copyrights established prior to 1958 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

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

Based on the 2017 Listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2053, as set forth in the 2017 Listing.

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

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585
September 30, 2015	$71,424
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557
March 31, 2018	$98,901

Total	$710,303

As of the date hereof, the Trust has not received the Underpayments. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Royalty Audit

In January 2016, the Trustees engaged Prager to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine if payments of the Contingent Portion by EMI have been properly made in accordance with the Asset Purchase Agreement during the Audit Period. The Prager Report was delivered to the Trustees on July 27, 2017. The audit cost the Trust $95,722, $82,507 of which has been paid to date.

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

Recent Contingent Portion Payment

On May 30, 2018, the Trust received $372,519 ($1.3414 per Trust Unit) from EMI for royalty income generated by the Catalog during the first quarter of 2018, as compared to $289,114 ($1.0411 per Trust Unit) for the payment attributable to the first quarter of 2017.

Recent Distributions to Unit Holders

On June 20, 2018, the Trust made a distribution of $300,620 ($1.0825 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on June 18, 2018. For computation details regarding the distribution please refer to the quarterly distribution report, dated June 20, 2018, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on June 20, 2018.

Cash and Administrative Expenses

As of July 20, 2018 the Trust was holding $64 in cash and had received invoices for an aggregate of $28,423 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2018 and June 30, 2017.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2018	Mills Music Trust (Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee HSBC Bank USA, NA