Form 10-Q
period 2018-09-30
MILLS MUSIC TRUST
filed 2018-11-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the Registrant’s Trust Units outstanding as of September 30, 2018 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Undistributed Cash — Beginning of Period	$65	$65	$65	$65
Proceeds from Contingent Portion Payments	216,396	168,681	722,549 (1)	592,901
General and Administrative Expenses	(72,071)	(97,770)	(205,434)	(224,377)

Balance Available	144,390	70,976	517,180	368,589
Cash Distributions to Unit Holders	(144,325)	(70,911)	(517,115)	(368,524)

Undistributed Cash—End of period	$65	$65	$65	$65

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.52	$0.26	$1.86	$1.33

(1)	The proceeds received by the Trust for the nine months ended September 30, 2018 includes an overpayment in the amount of $32,967.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding disbursements made to Unit Holders for the three and nine months ended September 30, 2018 and September 30, 2017 see the table headed “Statement of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2017 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2017 Listing”). A copy of the 2017 Listing, as provided to the Trust, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2017. The 2017 Listing does not include any information regarding Copyrighted Songs for the 2018 calendar year.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Corporate Trustee Fees and Expenses	$625	$625	$1,875	$1,875
Individual Trustee Fees and Expenses	1,250	1,250	3,750	3,750
Transfer Agent and Registrar(1)	3,750	3,750	11,250	11,250
	$5,625	$5,625	$16,875	$16,875

(1)	These services are performed by the Corporate Trustee.

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

NOTE 5. Subsequent Events.

On November 9, 2018, the Trust’s Accountant received a settlement offer from EMI/Sony in respect of the Prager Audit which is under consideration by the Trust. For more information regarding the Prager Audit see “Royalty Audit” under Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Royalty Audit

In January 2016, the Trustees engaged Prager Metis CPAs, LLC (“Prager”), an accounting firm specializing in auditing royalty income, to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine if payments of the Contingent Portion by EMI have been properly made in accordance with the Asset Purchase Agreement for the period beginning on October 1, 2011 and ending on December 31, 2015 (the “Audit Period”). Prager’s final report (the “Prager Report”) was delivered to the Trustees on August 14, 2017. On November 9, 2018, the Trust’s Accountant received a settlement offer from EMI/Sony in respect of the Prager Audit which is under consideration by the Trust. The audit cost the Trust an aggregate of $95,722, all of which has been paid to date.

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

Recent Contingent Portion Payment

On August 29, 2018 the Trust received a Contingent Portion payment of $216,396 (or $0.7792 per Trust Unit) from EMI, which was attributable to royalties from the second quarter of 2018.

Recent Distributions to Unit Holders

On September 26, 2018, the Trust made a distribution of $144,325 (or $0.5197 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on September 25, 2018. For computation details regarding the distribution please refer to the quarterly distribution report, dated September 26, 2018, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on September 26, 2018.

Cash and Administrative Expenses

As of September 30, 2018, the Trust was holding $65 in cash and had received invoices for an aggregate of $16,039 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and nine months ended September 30, 2018 and September 30, 2017.

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

November 14, 2018	Mills Music Trust
(Registrant)

	By:	/s/ Nancy Luong
Nancy Luong
Trust Officer of the Corporate Trustee HSBC Bank USA, NA