Form 10-K
period 2018-12-31
MILLS MUSIC TRUST
filed 2019-04-01
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Trust Units held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $6,179,092.

Total Trust Units outstanding as of December 31, 2018 was 277,712.

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

EMI has provided the Trust with a listing (the “2018 Listing”) of the top 50 earning songs in the Catalogue during the 2018 calendar year (the “Top 50 Songs”). The totals contained in the right most column of the 2018 Listing represent gross royalty payments EMI received for each of the Top 50 Songs, before it made deductions in accordance with the Asset Purchase Agreement. The 2018 Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.

The 2018 Listing is set forth below in the form that EMI provided to the Trust. There can be no assurance that the 2018 Listing is indicative of the future performance of the Copyrighted Songs or that EMI will be able to retain its rights to the Copyrighted Songs during their full term of copyright protection. As of the date of this report, the Trust has not undertaken an audit to confirm the accuracy of the information contained in the 2018 Listing, and there can be no assurance by the Trust that the information EMI provided in the 2018 Listing is correct.

2018

Mills Music Trust Top 50 Songs

Mills Trust Top 50 Grossing Titles—2018

Rank	SONG	WRITERS	Orig © Date	Renewal Date	U.S. PD Year	Gross Rev.
1	LITTLE DRUMMER BOY	KATHERINE K DAVIS (33.34), HENRY ONORATI (33.33), HARRY SIMEONE (33.33)	11/13/1958	5/12/1986	2053	813,603
2	SLEIGH RIDE (VOCAL) [WW + US Pre & Post ERT Options]	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2045	637,127
3	STARDUST	HOAGY CARMICHAEL (50), MITCHELL PARISH (50)	1/5/1928	12/29/1955	2023	124,733
4	SLEIGH RIDE (INSTRUMENTAL) [WW + US Pre & Post ERT Options]	LEROY ANDERSON (100)	12/30/1948	2/23/1976	2043	101,612
5	It Don’t Mean A Thing (If It Ain’t Got That Swing)	Duke Ellington (50), IRVING MILLS (50)	10/28/1932	10/28/1959	2027	96,747
6	STRAIGHTEN UP AND FLY RIGHT	NAT KING COLE (50), IRVING MILLS (50)	5/31/1944	3/17/1972	2039	89,050
7	DONA DONA (HARGAIL VERSION)	ARTHUR KEVESS (12.5), TEDDI SCHWARTZ (12.5), SHELDON SECUNDA (12.5), SHOLOM ‘SAMUEL’ SECUNDA (50), AARON ZEITLIN (12.5)	10/1/1940	5/16/1968	2035	78,058
8	ST. JAMES INFIRMARY	IRVING MILLS (100)	3/4/1929	2/28/1957	2024	71,370
9	LOVESICK BLUES	CLIFF FRIEND (50), IRVING MILLS (50)	4/3/1922	4/4/1949	1997	68,500
10	HOLD ME, THRILL ME, KISS ME	HARRY NOBLE (100)	10/21/1952	9/29/1980	2047	65,120
11	Caravan—Vocal Version	Duke Ellington (25), IRVING MILLS (50), JUAN TIZOL (25)	4/19/1937	4/13/1965	2032	64,455
12	I’VE GOT THE WORLD ON A STRING	HAROLD ARLEN (50), TED KOEHLER (50)	3/10/1932	11/10/1959	2027	64,139
13	MOONGLOW	EDDIE DE LANGE (33.34), WILL HUDSON (33.34), IRVING MILLS (33.32)	12/31/1933	12/31/1960	2028	45,361
14	MINNIE THE MOOCHER	CAB CALLOWAY (33.34), CLARENCE GASKILL (33.33), IRVING MILLS (33.33)	4/7/1931	3/27/1959	2026	39,178
15	YOU RASCAL YOU	SAM THEARD (100)	12/12/1929	12/12/1957	2024	38,787
16	In A Sentimental Mood (Vocal)	Duke Ellington (50), MANNY KURTZ (25), IRVING MILLS (25)	11/29/1935	12/31/1962	2030	35,682
17	Sophisticated Lady	Duke Ellington (50), IRVING MILLS (25), MITCHELL PARISH (25)	5/31/1933	5/31/1960	2028	32,524
18	HOLD TIGHT, HOLD TIGHT (WANT SOME SEAFOOD MAMA)	DICK BRANDOW (16.68), LEONARD KENT (16.68), JOSEPH MILLER (16.66), GEORGE ROBINSON (16.66), WILLIE SPOTTSWOOD (16.66), LEON WARE (16.66)	1/24/1939	1/23/1967	2062	30,899
19	SLEIGH RIDE PROMENADE	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2072	30,804
20	I DON’T STAND A GHOST OF A CHANCE WITH YOU	BING CROSBY (33.33), NED WASHINGTON (33.34), VICTOR POPULAR YOUNG (33.33)	11/21/1932	11/23/1959	2054	29,710
21	SWEET LORRAINE	CLIFF BURWELL (50), MITCHELL PARISH (50)	12/31/1927	11/3/1954	2022	28,954
22	THIS TRAIN	ROSETTA THARPE (100)	12/23/1938	12/22/1966	2061	28,492
23	Solitude	EDDIE DE LANGE (33.34), Duke Ellington (33.34), IRVING MILLS (33.32)	9/21/1934	9/4/1962	2029	28,445
24	Mood Indigo	BARNEY BIGARD (33.33), Duke Ellington (33.34), IRVING MILLS (33.33)	2/21/1931	12/31/1958	2026	27,719
25	Prelude To A Kiss	Duke Ellington (33.34), IRVING GORDON (33.33), IRVING MILLS (33.33)	9/29/1938	9/8/1966	2033	27,597
26	DOES YOUR CHEWING GUM LOSE ITS FLAVOR ON THE BEDPOST	MARTY BLOOM (33.33), ERNEST BREUER (33.33), BILLY ROSE (33.34)	2/29/1924	3/1/1951	2046	27,033
27	STORMY WEATHER (KEEPS RAININ’ ALL THE TIME)	HAROLD ARLEN (50), TED KOEHLER (50)	4/13/1933	12/31/1959	2028	26,416

28	I CAN’T GIVE YOU ANYTHING BUT LOVE	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	3/6/1928	2/28/1956	2023	26,202
29	CONCERTO FOR CLARINET	ARTIE SHAW (100)	5/16/1941	6/12/1968	2063	26,047
30	Caravan—Instrumental Version	Duke Ellington (50), JUAN TIZOL (50)	4/19/1937	4/13/1965	2032	24,738
31	AIN’T MISBEHAVIN’	HARRY BROOKS (25), ANDY RAZAF (50), FATS WALLER (25)	7/8/1929	7/9/1956	2024	23,829
32	TYPEWRITER	LEROY ANDERSON (100)	10/6/1953	8/31/1981	2048	22,848
33	BLACK AND BLUE	HARRY BROOKS (33.33), ANDY RAZAF (33.33), FATS WALLER (33.34)	8/20/1929	8/20/1956	2051	18,815
34	STARS FELL ON ALABAMA	MITCHELL PARISH (50), FRANK S PERKINS (50)	9/14/1934	9/4/1962	2029	18,262
35	DON’T WORRY ‘BOUT ME	RUBE BLOOM (50), TED KOEHLER (50)	3/11/1939	5/12/1966	2061	18,009
36	CAROL OF THE DRUM	KATHERINE DAVIS (100)	5/2/1941	10/2/1968	2036	16,806
37	BUGLER’S HOLIDAY	LEROY ANDERSON (100)	7/8/1954	2/3/1982	2049	16,527
38	VIEILLE CANAILLE	JACQUES PLANTE (10), SAM THEARD (90)	12/12/1929	12/12/1957	2024	13,924
39	ROCK-A-BYE YOUR BABY WITH A DIXIE MELODY	SAM LEWIS (33.34), JEAN SCHWARTZ (33.33), JOE YOUNG (33.33)	3/6/1918	4/11/1945	2040	12,776
40	Margie	CON CONRAD (33.33), BENNY DAVIS (33.33), J. Russell Robinson (33.34)	11/3/1920	1/19/1948	2043	12,674
41	I’M GETTING SENTIMENTAL OVER YOU	GEORGE BASSMAN (50), NED WASHINGTON (50)	10/21/1932	10/21/1959	2027	12,649
42	BUGLE CALL RAG	BILLY MEYERS (33.34), JOHN PETTIS (33.33), ELMER SCHOEBEL (33.33)	6/13/1923	6/15/1950	2018	11,695
43	FIDDLE FADDLE (“INST”)	LEROY ANDERSON (100)	8/29/1947	8/30/1974	2042	10,777
44	I Let A Song Go Out Of My Heart	Duke Ellington (50), IRVING MILLS (16.67), HENRY NEMO (16.67), JOHN REDMOND (16.66)	4/26/1938	4/22/1966	2061	10,746
45	East St. Louis Toodle-Oo	Duke Ellington (50), Bub Miley (50)	2/10/1927	3/3/1954	2049	10,349
46	CORRINE CORRINA	BO CHATMAN (33.34), MITCHELL PARISH (33.32), J WILLIAMS (33.34)	12/5/1929	12/3/1957	2024	10,305
47	THE SYNCOPATED CLOCK (“INST”)	LEROY ANDERSON (100)	12/11/1946	12/12/1973	2068	10,232
48	Red Roses For A Blue Lady	ROY C BENNETT (50), SID TEPPER (50)	12/30/1948	1/1/1976	2071	9,935
49	DIGA DIGA DOO	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	6/9/1928	5/31/1956	2023	9,416
50	BLUE TANGO (VOCAL)	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/31/1951	9/7/1979	2046	8,828

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

Calendar Period	High	Low
	$	$
2017
First Quarter	24.75	21.50
Second Quarter	23.80	21.54
Third Quarter	27.80	23.70
Fourth Quarter	27.50	21.96
2018
First Quarter	27.75	22.00
Second Quarter	27.00	20.95
Third Quarter	25.99	22.00
Fourth Quarter	34.00	22.75

Unit Holders

As of December 31, 2018 there were 116 Trust Unit holders of record. The Trust is unable to estimate the total number of persons that beneficially own Trust Units in “street name” through brokers or the other institutions which are the holders of record.

Dividends

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table under Part II, Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for the five years ended December 31, 2018 is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distributions Per Unit*
2018	$1,036,335	$790,184	$2.85
2017	$886,165	$595,328	$2.14
2016	$833,248	$607,852	$2.19
2015	$959,047	$746,208	$2.68
2014	$1,365,103	$860,780	$3.10

*	Based on 277,712 Trust Units outstanding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2018 Listing, the Trust derives its receipts principally from copyrights established prior to 1958 in the United States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

A number of factors create uncertainties with respect to the Catalogue’s ability to continue to generate royalty income on a continuing, long-term basis for the Trust. These factors include: (i) the effect that foreign and domestic copyright laws and any changes thereto have or will have on renewal rights (e.g., vesting of renewal term rights), (ii) the length of the term of copyright protection under foreign and domestic copyright laws, (iii) reversionary rights that may affect whether EMI is able to retain its rights to the Copyrighted Songs during certain renewal terms (e.g., statutory termination of transfers or “copyright recapture”) and (iv) ongoing disputes regarding the payment and calculation of the Contingent Portion.

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

Based on the 2018 Listing, all of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1918 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2072, as set forth in the 2018 Listing.

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

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585
September 30, 2015	$71,424
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557
March 31, 2018	$98,901
September 30, 2018	$75,712

Total	$786,015

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve favorably the ongoing dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Royalty Audit Report

In January 2016, the Trustees engaged Prager Metis CPAs, LLC (“Prager”), an accounting firm specializing in auditing royalty income, to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine if payments of the Contingent Portion by EMI have been properly made in accordance with the Asset Purchase Agreement for the period beginning on October 1, 2011 and ending on December 31, 2015 (the “Audit Period”). Prager’s final report (the “Prager Report”) was delivered to the Trustees on August 14, 2017. The audit cost the Trust an aggregate of $113,003. The Prager Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. Prager excluded the Underpayments from the Prager Report, raising questions as to their materiality and collectability.

The Trustees have provided a copy of the report to EMI and are currently discussing the results of the audit with EMI. The Trust can offer no assurance that it will be able to recover any additional amounts from EMI related to the underpayments identified by the Prager Report and the Trustees.

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2018, the Trust received a total of $1,036,335 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2018 calendar year. During the year ended December 31, 2017, the Trust received a total of $886,165 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2017 calendar year.

Recent Distributions

During the year ended December 31, 2018, the Trust made cash distributions to Unit Holders in the aggregate amount of $790,184 ($2.85 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $595,328 ($2.14 per Trust Unit) during the year ended December 31, 2017. For computation details regarding the distributions made during the year ended December 31, 2018, please refer to the quarterly distribution report, dated December 20, 2018, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 20, 2018.

Cash and Administrative Expenses

As of December 31, 2018 the Trust had $36,899 unpaid administrative expenses for services rendered to the Trust. As of March 31, 2019, the Trust had received invoices for an aggregate of $20,677 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the years ended December 31, 2018 and 2017.

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

Report of Independent Registered Public Accounting Firm

The Trustees and Unit Holders of Mills Music Trust

Opinion on the Financial Statements

We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust (the “Trust”) for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the cash receipts and disbursements of the Trust for the years ended December 31, 2018 and 2017, in conformity with the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described in Note 1 to the financial statements.

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

New York, New York

April 1, 2019

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018		2017
Receipts from EMI	$1,036,335	(1)	$886,165
Undistributed Cash at Beginning of Year	$65		$64
Disbursements – Administrative Expenses	$(246,151)		$(290,836)

Balance Available for Distribution	$790,249		$595,393
Cash Distributions to Unit Holders	$790,184		$595,328

Undistributed Cash at End of Year	$65		$65

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$2.85		$2.14

(1)	The proceeds received by the Trust from EMI for the year ended December 31, 2018 include an overpayment in the amount of $32,967.

See accompanying Notes to Statements of Cash Receipts and Disbursements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Quarterly Payment Period	Amount of Deficiency
June 30, 2012	$77,096
September 30, 2014	$70,963
March 31, 2015	$147,585
September 30, 2015	$71,424
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557
March 31, 2018	$98,901
September 30, 2018	$75,712

Total	$786,015

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve favorably the ongoing dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Royalty Audit Report

In January 2016, the Trustees engaged Prager Metis CPAs, LLC (“Prager”), an accounting firm specializing in auditing royalty income, to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine if payments of the Contingent Portion by EMI have been properly made in accordance with the Asset Purchase Agreement for the period beginning on October 1, 2011 and ending on December 31, 2015 (the “Audit Period”). Prager’s final report (the “Prager Report”) was delivered to the Trustees on August 14, 2017. The audit cost the Trust an aggregate of $113,003. The Prager Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. Prager excluded the Underpayments from the Prager Report, raising questions as to their materiality and collectability.

The Trustees have provided a copy of the report to EMI and are currently discussing the results of the audit with EMI. The Trust can offer no assurance that it will be able to recover any additional amounts from EMI related to the underpayments identified by the Prager Report and the Trustees.

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2018, the Trust received a total of $1,036,335 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2018 calendar year. During the year ended December 31, 2017, the Trust received a total of $886,165 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2017 calendar year.

Recent Distributions

During the year ended December 31, 2018, the Trust made cash distributions to Unit Holders in the aggregate amount of $790,184 ($2.85 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $595,328 ($2.14 per Trust Unit) during the year ended December 31, 2017. For computation details regarding the distributions made during the year ended December 31, 2018, please refer to the quarterly distribution report, dated December 20, 2018, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 20, 2018.

Cash and Administrative Expenses

As of December 31, 2018 the Trust had $36,899 unpaid administrative expenses for services rendered to the Trust. As of March 31, 2019, the Trust had received invoices for an aggregate of $20,677 in unpaid administrative expenses for services rendered to the Trust.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the years ended December 31, 2018 and December 31, 2017:

Trustee Fees Paid by the Trust	2018	2017
Individual Trustee fees (1)	$5,000	$5,000
Corporate Trustee fees	$2,500	$2,500
Corporate Trustee Transfer Agent Registrar fees(2)	$15,000	$15,000

Totals	$22,500	$22,500

(1)	The Individual Trustees were elected on August 29, 2013.
(2)	These services are performed by the Corporate Trustee.

See Part I, Item 2, “Properties” for further information about the administrative office for the Trust, which is provided by the Corporate Trustee.

NOTE 4. THE COPYRIGHT CATALOGUE

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2018 Listing, the Trust derives its receipts principally from copyrights established prior to 1958 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

A number of factors create uncertainties with respect to the Catalogue’s ability to continue to generate royalty income on a continuing, long-term basis for the Trust. These factors include: (i) the effect that foreign and domestic copyright laws and any changes thereto have or will have on renewal rights (e.g., vesting of renewal term rights), (ii) the length of the term of copyright protection under foreign and domestic copyright laws, (iii) reversionary rights that may affect whether EMI is able to retain its rights to the Copyrighted Songs during certain renewal terms (e.g., statutory termination of transfers or “copyright recapture”) and (iv) ongoing disputes regarding the payment and calculation of the Contingent Portion.

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

Based on the 2018 Listing, all of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1918 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2072, as set forth in the 2018 Listing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2018. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2018, the Trust’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2018, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Trust Units Owned	Percent of Trust Units Outstanding (1)
MPL Communications, Ltd.(2) 41 West 54th Street New York, New York 10019	79,609	28.67%
Michael Reiss(3) 104 West Chestnut Suite 356 Hinsdale, IL 60521	18,385	6.62%
First Eagle Investment(4) Management, LLC 1345 Avenue of the Americas NY, NY 10018	31,592	11.38%

(1)	Based on 277,712 Trust Units outstanding.
(2)	Lee Eastman, an Individual Trustee of the Trust, is responsible for the day to day operations of MPL Communications, Ltd.
(3)	Michael Reiss is an Individual Trustee of the Trust.
(4)	As reported on Schedule 13G/A filed with the SEC on January 30, 2015.

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2018. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated $24,750 in 2018 and $21,250 in 2017.

Audit-Related Fees

$17,000

Tax Fees

None.

All Other Fees—For Quarterly Reviews of Form 10Q

$7,750

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Accounting Firm	11
Statements of cash receipts and disbursements – years ended December 31, 2018 and 2017	12
Notes to statements of cash receipts and disbursements – years ended December 31, 2018 and 2017	13
2. FINANCIAL STATEMENT SCHEDULES
3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(2)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*	Furnished, not filed

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

April 1, 2019		Mills Music Trust
(Registrant)

	By:	/s/ Herawattee Alli
Herawattee Alli
Trust Officer of the Corporate Trustee
HSBC Bank USA, N.A.