Form 10-Q
period 2019-03-31
MILLS MUSIC TRUST
filed 2019-05-15
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s Trust Units outstanding as of March 31, 2019 was 277,712.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2019 AND MARCH 31, 2018

(UNAUDITED)

	Three Months Ended March 31
	2019	2018
Undistributed Cash—Beginning of Period	$65	$65
Proceeds from Contingent Portion Payments	$138,491	$133,634
General and Administrative Expenses	$(58,897)	$(61,464)

Balance Available for Distribution	$79,659	$72,235
Cash Distributions to Unit Holders	$79,594	$72,170

Undistributed Cash—End of Period	$65	$65

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.2866	$0.2599

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2019 AND MARCH 31, 2018

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2019 and March 31, 2018.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2018 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2018 Listing”). A copy of the 2018 Listing, as provided by EMI, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2018. The 2018 Listing does not include any information regarding Copyrighted Songs for the 2019 calendar year.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31
	2019	2018
Corporate Trustee Fees	$625	$625
Individual Trustee Fees	$1,250	$1,250
Transfer Agent Registrar Fees(1)	$3,750	$3,750

Totals	$5,625	$5,625

(1)	These services are performed by the Corporate Trustee.

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

NOTE 5. SUBSEQUENT EVENTS

In January 2016, the Trustees engaged Prager Metis CPAs, LLC (“Prager”), an accounting firm specializing in auditing royalty income, to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine if payments of the Contingent Portion by EMI have been properly made in accordance with the Asset Purchase Agreement for the period beginning on October 1, 2011 and ending on December 31, 2015 (the “Audit Period”). Prager’s final report (the “Prager Report”) was delivered to the Trustees on August 14, 2017 and identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. Prager excluded the Underpayments (defined below) from the Prager Report, raising questions as to their materiality and collectability.

As of April 23, 2019, EMI, the Trust and the Trustees entered into an audit settlement agreement pursuant to which EMI agreed to pay the Trust $1,000,000 in full and final settlement (the “Settlement”) of (i) all Trust claims related to the underpayments identified by the Prager Report and (ii) that portion of the Underpayments attributable to the Audit Period. The Settlement does not cover any claims for any periods of time after expiration of the Audit Period, nor does it adjust the parties’ entitlements arising from the consequences of any future writer royalty underpayment audits relating to the Audit Period.

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

Based on the 2018 Listing, the majority of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1918 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2072, as set forth in the 2018 Listing.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557
March 31, 2018	$98,901
September 30, 2018	$75,712

Total	$418,947

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve favorably the ongoing dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Royalty Audit

In January 2016, the Trustees engaged Prager Metis CPAs, LLC (“Prager”), an accounting firm specializing in auditing royalty income, to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine if payments of the Contingent Portion by EMI have been properly made in accordance with the Asset Purchase Agreement for the period beginning on October 1, 2011 and ending on December 31, 2015 (the “Audit Period”). Prager’s final report (the “Prager Report”) was delivered to the Trustees on August 14, 2017. To date, the audit has cost the Trust an aggregate of $113,003. The Prager Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. Prager excluded the Underpayments from the Prager Report, raising questions as to their materiality and collectability. See Part II — Item 5, “Other Information” for additional information regarding the Prager royalty income audit.

Recent Distributions to Unit Holders

On March 26, 2019, the Trust made a distribution for the aggregate amount of $79,594 ($0.2866 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on March 25, 2019. For computation details regarding the distribution please refer to the quarterly distribution report, dated March 26, 2019, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on April 1, 2019.

Administrative Expenses

As of April 30, 2019 the Trust had received invoices for an aggregate of $25,203 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2019 and March 31, 2018.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this quarterly report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust’s “disclosure controls and procedures” (as defined in Rules 13a-15 of theSecurities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of the Trust’s management, including the Chief Financial Individual providing accounting services and the trust officers of the Corporate Trustee. Based on that evaluation, the Chief Financial Individual providing accounting services and the trust officer of the Corporate Trustee concluded that the Trust’s disclosure controls and procedures are effective.

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

As of April 23, 2019, EMI, the Trust and the Trustees entered into an audit settlement agreement pursuant to which EMI agreed to pay the Trust $1,000,000 in full and final settlement (the “Settlement”) of (i) all Trust claims related to the underpayments identified by the Prager Report, and (ii) that portion of the Underpayments attributable to the Audit Period. The Settlement does not cover any claims for any periods of time after expiration of the Audit Period, nor does it adjust the parties’ entitlements arising from the consequences of any future writer royalty underpayment audits relating to the Audit Period.

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

May 15, 2019	Mills Music Trust (Registrant)

	By:	/s/ Herawattee Alli
Herawattee Alli
Trust Officer of the Corporate Trustee HSBC Bank USA, NA