Form 10-Q
period 2019-06-30
MILLS MUSIC TRUST
filed 2019-08-14
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of the Registrant’s Trust Units outstanding as of June 30, 2019 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND JUNE 30, 2018

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Undistributed Cash—Beginning of period	$65	$65	$65	$65
Proceeds from Contingent Portion Payments	1,296,975 (1)	372,519 (2)	1,435,466 (1)	506,153 (2)
General and Administrative Expenses	(118,823)	(71,899)	(177,720)	(133,363)

Balance Available for Distribution	1,178,217	300,685	1,257,811	372,855
Cash Distributions to Unit Holders	(1,178,152)	(300,620)	(1,257,746)	(372,790)

Undistributed Cash—End of period	$65	$65	$65	$65

Cash Distributions per Trust Unit (based on 277,712 Trust Units Outstanding)	$4.24	$1.08	$4.53	$1.34

(1)

The proceeds received by the Trust for the three and six months ended June 30, 2019 include an audit settlement pursuant to which EMI agreed to pay the Trust $1,000,000. For further information see “Recent Audit Settlement Payment” under Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)	The proceeds received by the Trust for the three and six months ended June 30, 2018 include an overpayment in the amount of $32,967.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND JUNE 30, 2018

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2019 and June 30, 2018 see the table headed “Statement of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Corporate Trustee Fees and Expenses	$625	$625	$1,250	$1,250
Individual Trustee Fees and Expenses	1,250	1,250	2,500	2,500
Transfer Agent and Registrar(1)	3,750	3,750	7,500	7,500

(1)	These services are performed by the Corporate Trustee.

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

NOTE 5. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2018 listing, the Trust’s receipts are derived principally from copyrights established prior to 1958 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

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

Based on the 2018 listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1918 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2072, as set forth in the 2018 Listing.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557
March 31, 2018	$98,901
September 30, 2018	$75,712
March 31, 2019	$71,489

Total	$490,436

As of the date hereof, the Trust has not received the Underpayments. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Recent Audit Settlement Payment

In January 2016, the Trustees engaged Prager Metis CPAs, LLC (“Prager”), an accounting firm specializing in auditing royalty income, to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine if payments of the Contingent Portion by EMI have been properly made in accordance with the Asset Purchase Agreement during the period beginning on October 1, 2011 and ending on December 31, 2015 (the “Audit Period”). Prager’s final report (the “Prager Report”) was delivered to Sony/ATV on August 14, 2017. The audit cost the Trust an aggregate of $130,284, all of which has been paid to date. The Prager Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period.

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

Recent Contingent Portion Payment

On May 30, 2019, the Trust received $296,975 ($1.0693 per Trust Unit) from EMI for royalty income generated by the Catalog during the first quarter of 2019, as compared to $372,519 ($1.3414 per Trust Unit) for the payment attributable to the first quarter of 2018.

Recent Distributions to Unit Holders

On June 21, 2019, the Trust made a distribution of $1,178,152 ($4.2423 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on June 20, 2019. For computation details regarding the distribution please refer to the quarterly distribution report, dated June 21, 2019, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on June 21, 2019.

Cash and Administrative Expenses

As of July 18, 2019, the Trust was holding $65 in cash and had received invoices for an aggregate of $16,216 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2019 and June 30, 2018.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1NS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2019	Mills Music Trust (Registrant)

	By:	/s/ Jane Yang
Jane Yang
Trust Officer of the Corporate Trustee HSBC Bank USA, NA