Form 10-Q
period 2019-09-30
MILLS MUSIC TRUST
filed 2019-11-14
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of the Registrant’s Trust Units outstanding as of September 30, 2019 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Undistributed Cash—Beginning of Period	$65	$65	$65	$65
Proceeds from Contingent Portion Payments	315,228	216,396	1,750,694 (1)	722,549 (2)
General and Administrative Expenses	(43,549)	(72,071)	(221,269)	(205,434)

Balance Available	271,744	144,390	1,529,490	517,180
Cash Distributions to Unit Holders	(271,679)	(144,325)	(1,529,425)	(517,115)

Undistributed Cash—End of period	$65	$65	$65	$65

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.98	$0.52	$5.51	$1.86

(1)

The proceeds received by the Trust for the nine months ended September 30, 2019 include an audit settlement pursuant to which EMI agreed to pay the Trust $1,000,000. For further information see “Recent Audit Settlement Payment” under Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)	The proceeds received by the Trust for the nine months ended September 30, 2018 includes an overpayment in the amount of $32,967.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding disbursements made to Unit Holders for the three and nine months ended September 30, 2019 and September 30, 2018 see the table headed “Statement of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2018 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2018 Listing”). A copy of the 2018 Listing, as provided to the Trust, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2018. The 2018 Listing does not include any information regarding Copyrighted Songs for the 2019 calendar year.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Corporate Trustee Fees and Expenses	$625	$625	$1,875	$1,875
Individual Trustee Fees and Expenses	1,250	1,250	3,750	3,750
Transfer Agent and Registrar(1)	3,750	3,750	11,250	11,250

Total	$5,625	$5,625	$16,875	$16,875

(1)	These services are performed by the Corporate Trustee.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557
March 31, 2018	$98,901
September 30, 2018	$75,712
March 31, 2019	$71,489
June 30, 2019	$41,786

Total	$532,222

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

Recent Contingent Portion Payment

On August 29, 2019 the Trust received a Contingent Portion payment of $315,228 (or $1.1351 per Trust Unit) from EMI, which was attributable to royalties from the second quarter of 2019.

Recent Distributions to Unit Holders

On September 24, 2019, the Trust made a distribution of $271,679 (or $0.9783 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on September 23, 2019. For computation details regarding the distribution please refer to the quarterly distribution report, dated September 24, 2019, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on September 24, 2019.

Cash and Administrative Expenses

As of September 30, 2019, the Trust was holding $65 in cash and had received invoices for an aggregate of $9,689 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and nine months ended September 30, 2019 and September 30, 2018.

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

November 14, 2019	Mills Music Trust (Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee HSBC Bank USA, NA