Form 10-K
period 2019-12-31
MILLS MUSIC TRUST
filed 2020-03-20
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2019

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

The aggregate market value of Trust Units held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $7,498,224.

Total Trust Units outstanding as of December 31, 2019 was 277,712.

2

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

EMI has provided the Trust with a listing (the “2019 Listing”) of the top 50 earning songs in the Catalogue during the 2019 calendar year (the “Top 50 Songs”). The totals contained in the right most column of the 2019 Listing represent gross royalty payments EMI received for each of the Top 50 Songs, before it made deductions in accordance with the Asset Purchase Agreement. The 2019 Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.

The 2019 Listing is set forth below in the form that EMI provided to the Trust. There can be no assurance that the 2019 Listing is indicative of the future performance of the Copyrighted Songs or that EMI will be able to retain its rights to the Copyrighted Songs during their full term of copyright protection. As of the date of this report, the Trust has not undertaken an audit to confirm the accuracy of the information contained in the 2019 Listing, and there can be no assurance by the Trust that the information EMI provided in the 2019 Listing is correct.

2019

Mills Music Trust Top 50 Songs

MILLS 50 TOP GROSSING TITLES—2019

RANK	SONG	WRITERS	Orig © Date	Renewal Date	U.S. PD Year	Gross Rev.
1	LITTLE DRUMMER BOY	KATHERINE K DAVIS (33.34), HENRY ONORATI (33.33), HARRY SIMEONE (33.33)	11/13/1958	5/12/1986	2053	530,646.36
2	SLEIGH RIDE (VOCAL)	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2045	525,555.98
3	LOVESICK BLUES	CLIFF FRIEND (50), IRVING MILLS (50)	4/3/1922	4/4/1949	1997	256,315.58
4	STARDUST	HOAGY CARMICHAEL (50), MITCHELL PARISH (50)	1/5/1928	12/29/1955	2023	150,797.18
5	HOLD ME, THRILL ME, KISS ME	HARRY NOBLE (100)	10/21/1952	9/29/1980	2047	115,384.34
6	It Don’t Mean A Thing (If It Ain’t Got That Swing)	DUKE ELLINGTON (50), IRVING MILLS (50)	10/28/1932	10/28/1959	2027	114,884.64
7	I’VE GOT THE WORLD ON A STRING	HAROLD ARLEN (50), TED KOEHLER (50)	3/10/1932	11/10/1959	2027	102,942.79
8	STRAIGHTEN UP AND FLY RIGHT	NAT KING COLE (50), IRVING MILLS (50)	5/31/1944	3/17/1972	2039	102,310.14
9	CORRINE CORRINA	BO CHATMAN (33.34), MITCHELL PARISH (33.32), J WILLIAMS (33.34)	12/5/1929	12/3/1957	2024	73,033.89
10	SLEIGH RIDE (INSTRUMENTAL)	LEROY ANDERSON (100)	12/30/1948	2/23/1976	2043	66,852.73
11	Caravan—Vocal Version	Duke Ellington (25), IRVING MILLS (50), JUAN TIZOL (25)	4/19/1937	4/13/1965	2032	58,580.55
12	ST. JAMES INFIRMARY	IRVING MILLS (100)	3/4/1929	2/28/1957	2024	50,501.08
13	STORMY WEATHER (KEEPS RAININ’ ALL THE TIME)	HAROLD ARLEN (50), TED KOEHLER (50)	4/13/1933	12/31/1959	2028	45,419.26
14	MOONGLOW	EDDIE DE LANGE (33.34), WILL HUDSON (33.34), IRVING MILLS (33.32)	12/31/1933	12/31/1960	2028	45,047.62
15	TYPEWRITER	LEROY ANDERSON (100)	10/6/1953	8/31/1981	2048	42,087.73
16	MINNIE THE MOOCHER	CAB CALLOWAY (33.34), CLARENCE GASKILL (33.33), IRVING MILLS (33.33)	4/7/1931	3/27/1959	2026	38,686.60
17	In A Sentimental Mood (Vocal)	Duke Ellington (50), MANNY KURTZ (25), IRVING MILLS (25)	11/29/1935	12/31/1962	2030	36,891.79
18	VIEILLE CANAILLE	JACQUES PLANTE (10), SAM THEARD (90)	12/12/1929	12/12/1957	2024	35,397.01
19	AIN’T MISBEHAVIN’	HARRY BROOKS (25), ANDY RAZAF (50), FATS WALLER (25)	7/8/1929	7/9/1956	2024	32,163.11
20	YOU RASCAL YOU	SAM THEARD (100)	12/12/1929	12/12/1957	2024	32,008.11
21	Prelude To A Kiss	Duke Ellington (33.34), IRVING GORDON (33.33), IRVING MILLS (33.33)	9/29/1938	9/8/1966	2033	28,563.29
22	Caravan— Instrumental Version	Duke Ellington (50), JUAN TIZOL (50)	4/19/1937	4/13/1965	2032	28,553.64
23	SWEET LORRAINE	CLIFF BURWELL (50), MITCHELL PARISH (50)	12/31/1927	11/3/1954	2022	28,433.22
24	SLEIGH RIDE PROMENADE	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2072	25,884.29
25	BUGLER’S HOLIDAY	LEROY ANDERSON (100)	7/8/1954	2/3/1982	2049	24,087.15
26	RED ROSES FOR A BLUE LADY	ROY C BENNETT (50), SID TEPPER (50)	12/30/1948	1/1/1976	2071	23,909.68
27	I CAN’T GIVE YOU ANYTHING BUT LOVE	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	3/6/1928	2/28/1956	2023	23,681.56
28	Sophisticated Lady	Duke Ellington (50), IRVING MILLS (25), MITCHELL PARISH (25)	5/31/1933	5/31/1960	2028	22,441.27
29	STARS FELL ON ALABAMA	MITCHELL PARISH (50), FRANK S PERKINS (50)	9/14/1934	9/4/1962	2029	18,723.36
30	The Mooch	DUKE ELLINGTON (50), IRVING MILLS (50)	12/31/1928	12/31/1956	2023	18,519.91
31	SCARLET RIBBONS (FOR HER HAIR)	EVELYN DANZIG (50), JACK SEGAL (50)	12/31/1949	12/30/1976	2044	17,208.80
32	Rockin’ In Rhythm	HARRY CARNEY (33.33), Duke Ellington (33.33), IRVING MILLS (33.34)	4/9/1931	4/7/1959	2026	15,819.72
33	Mood Indigo	BARNEY BIGARD (33.33), Duke Ellington (33.34), IRVING MILLS (33.33)	2/21/1931	12/31/1958	2029	15,660.20
34	ZAZ ZUH ZAZ	CAB CALLOWAY (50), HARRY A. WHITE (50)	2/9/1934	2/1/1959	2029	14,396.18
35	CONEY ISLAND WASHBOARD	HAMPTON DURAND (25), NED KENNEDY (25), CLAUDE SHUGAT (25), HAROLD LEROY (25)	12/11/1926	11/24/1954	2021	14,057.94
36	Solitude	EDDIE DE LANGE (33.34), Duke Ellington (33.34), IRVING MILLS (33.32)	9/21/1934	9/4/1962	2029	13,630.24
37	ON THE WATERFRONT	LEONARD BERNSTEIN (100)	7/29/1954	1/25/1982	2049	12,148.62
38	DONA DONA (HARGAIL VERSION)	ARTHUR KEVESS (12.5), TEDDI SCHWARTZ (12.5), SHELDON SECUNDA (12.5), SHOLOW (62.5)	10/1/1940	5/16/1968	2030	11,952.53
39	I’M GETTING SENTIMENTAL OVER YOU	GEORGE BASSMAN (50), NED WASHINGTON (50)	10/21/1932	10/21/1959	2045	11,899.74
40	BIG JOHN’S SPECIAL	HORACE HENDERSON (100)	11/9/1934	11/5/1962	2029	11,345.13
41	YO SOY AQUEL	MANUEL ALEJANDRO (100)	11/3/1993	N/A	2088	10,826.14
42	In A Sentimental Mood (Instr.)	DUKE ELLINGTON (100)	11/29/1935	11/29/1962	2030	10,732.87
43	A CHRISTMAS FESTIVAL	LEROY ANDERSON (100)	11/6/1950	12/9/1977	2045	10,242.75
44	Black And Tan Fantasy	Duke Ellington (50), BUB MILEY (50)	7/16/1927	7/16/1954	2022	9,226.08
45	CAROL OF THE DRUM	KATHERINE DAVIS (100)	5/2/1941	10/2/1968	2036	8,241.82
46	East St. Louis Toodle-Oo	Duke Ellington (50), BUB MILEY (50)	2/10/1927	3/3/1954	2049	8,012.15
47	GOOD QUEEN BESS	JOHNNY HODGES (100)	4/3/1941	4/4/1968	2036	7,979.63
48	COTTON CLUB STOMP	HARRY CARNEY (33.33), DUKE ELLINGTON (33.34), JOHNNY HODGES (33.33)	1/1/1928	1/1/1956	2023	7,590.78
49	DIGA DIGA DOO	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	6/9/1928	5/31/1956	2023	7,527.11
50	AMERICAN SALUTE	MORTON GOULD (100)	3/31/1943	2/17/1971	2038	7,344.50

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

None.

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

Calendar Period	High	Low
	$	$
2018
First Quarter	27.75	22.00
Second Quarter	27.00	20.95
Third Quarter	25.99	22.00
Fourth Quarter	34.00	22.75
2019
First Quarter	34.00	24.07
Second Quarter	35.00	25.51
Third Quarter	32.99	26.55
Fourth Quarter	32.50	26.90

Unit Holders

As of December 31, 2019 there were 110 Trust Unit holders of record. The Trust is unable to estimate the total number of persons that beneficially own Trust Units in “street name” through brokers or the other institutions which are the holders of record.

Dividends

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table under Part II, Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for the five years ended December 31, 2019 is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distributions Per Unit*
2019	$2,058,976	$1,805,109	$6.50
2018	$1,036,335	$790,184	$2.85
2017	$886,165	$595,328	$2.14
2016	$833,248	$607,852	$2.19
2015	$959,047	$746,208	$2.69

*	Based on 277,712 Trust Units outstanding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2019 Listing, the Trust derives its receipts principally from copyrights established prior to 1958 in the United States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

Based on the 2019 Listing, all but one of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2088, as set forth in the 2019 Listing.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557
March 31, 2018	$98,901
September 30, 2018	$75,712
March 31, 2019	$71,489
June 30, 2019	$41,786
September 30, 2019	$68,571

Total	$600,793

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

As of April 23, 2019, EMI, the Trust and the Trustees entered into an audit settlement agreement pursuant to which EMI agreed to pay the Trust $1,000,000 in full and final settlement (the “2019 Settlement”) of (i) all Trust claims related to the underpayments identified by the Prager Report and (ii) that portion of the Underpayments attributable to the Audit Period. The 2019 Settlement does not cover any claims for any periods of time after expiration of the Audit Period, nor does it adjust the parties’ entitlements arising from the consequences of any future writer royalty underpayment audits relating to the Audit Period.

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2019, the Trust received a total of $2,058,976 from EMI, $1,000,000 of which was attributable to the 2019 Settlement payment and the remainder of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2019 calendar year. During the year ended December 31, 2018, the Trust received a total of $1,036,335 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2018 calendar year.

Recent Distributions

During the year ended December 31, 2019, the Trust made cash distributions to Unit Holders in the aggregate amount of $1,805,109 ($6.50 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $790,184 ($2.85 per Trust Unit), during the year ended December 31, 2018. For computation details regarding the distributions made during the year ended December 31, 2019, please refer to the quarterly distribution report, dated December 23, 2019, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 23, 2019.

Cash and Administrative Expenses

As of December 31, 2019 the Trust had $1,425 unpaid administrative expenses for services rendered to the Trust. As of March 20, 2020, the Trust had received invoices for an aggregate of $14,472 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the years ended December 31, 2019 and 2018.

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

Report of Independent Registered Public Accounting Firm

The Trustees and Unit Holders of Mills Music Trust

Opinion on the Financial Statements

We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust (the “Trust”) for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the cash receipts and disbursements of the Trust for the years ended December 31, 2019 and 2018, in conformity with the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described in Note 1 to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CORNICK, GARBER & SANDLER, LLP
CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Trust’s auditor since 2003.

New York, New York

March 20, 2020

Cornick, Garber & Sandler LLP 555 Madison Avenue, New York, NY 10022-3301 T 212.557.3900 F 212.557.3936 50 Charles Lindbergh Blvd., Uniondale NY 11553-3600 T 516.542.9030 F 516.542.9035	cgscpa.com

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019		2018
Receipts from EMI	$2,058,976	(1)	$1,036,335	(2)
Undistributed Cash at Beginning of Year	$65		$65
Disbursements – Administrative Expenses	$(253,886)		$(246,151)

Balance Available for Distribution	$1,805,155		$790,249
Cash Distributions to Unit Holders	$1,805,109		$790,184

Undistributed Cash at End of Year	$46		$65

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$6.50		$2.85

(1)

The proceeds received by the Trust for the year ended December 31, 2019 include an audit settlement pursuant to which EMI agreed to pay the Trust $1,000,000. For further information see “Recent Audit Settlement Payment” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)	The proceeds received by the Trust from EMI for the year ended December 31, 2018 include an overpayment in the amount of $32,967.

See accompanying Notes to Statements of Cash Receipts and Disbursements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557
March 31, 2018	$98,901
September 30, 2018	$75,712
March 31, 2019	$71,489
June 30, 2019	$41,786
September 30, 2019	$68,571

Total	$600,793

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

As of April 23, 2019, EMI, the Trust and the Trustees entered into an audit settlement agreement pursuant to which EMI agreed to pay the Trust $1,000,000 in full and final settlement (the “2019 Settlement”) of (i) all Trust claims related to the underpayments identified by the Prager Report and (ii) that portion of the Underpayments attributable to the Audit Period. The Settlement does not cover any claims for any periods of time after expiration of the Audit Period, nor does it adjust the parties’ entitlements arising from the consequences of any future writer royalty underpayment audits relating to the Audit Period.

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2019, the Trust received a total of $2,058,976 from EMI, $1,000,000 of which was attributable to the 2019 Settlement payment and the remainder of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2019 calendar year. During the year ended December 31, 2018, the Trust received a total of $1,036,335 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2018 calendar year

Recent Distributions

During the year ended December 31, 2019, the Trust made cash distributions to Unit Holders in the aggregate amount of $1,805,109 ($6.50 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $790,184 ($2.85 per Trust Unit), during the year ended December 31, 2018. For computation details regarding the distributions made during the year ended December 31, 2019, please refer to the quarterly distribution report, dated December 23, 2019, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 23, 2019.

Cash and Administrative Expenses

As of December 31, 2019 the Trust had $1,425 unpaid administrative expenses for services rendered to the Trust. As of March 20, 2020, the Trust had received invoices for an aggregate of $14,472 in unpaid administrative expenses for services rendered to the Trust.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the years ended December 31, 2019 and December 31, 2018:

Trustee Fees Paid by the Trust	2019	2018
Individual Trustee fees (1)	$5,000	$5,000
Corporate Trustee fees	$2,500	$2,500
Corporate Trustee Transfer Agent Registrar fees(2)	$15,000	$15,000

Totals	$22,500	$22,500

(1)	The Individual Trustees were elected on August 29, 2013.
(2)	These services are performed by the Corporate Trustee.

See Part I, Item 2, “Properties” for further information about the administrative office for the Trust, which is provided by the Corporate Trustee.

NOTE 4. THE COPYRIGHT CATALOGUE

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2019 Listing, the Trust derives its receipts principally from copyrights established prior to 1958 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

Based on the 2019 Listing, all but one of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2088, as set forth in the 2019 Listing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the

Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2019. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2019, the Trust’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Michael E. Reiss—Mr. Reiss has served on a number of civic, philanthropic and community boards, including the Hinsdale Central High School Foundation, the Chicago Chapter of the Cystic Fibrosis Foundation, the Discovery Science Center of Southern California and the Coach Care Medical Foundation. From 2006 until present, Mr. Reiss has been a Member of Buttonwood Tree Management, LLC and a general partner of Buttonwood Tree Value Partners, LLC, a California investment partnership with investments that include Trust Units of Mills Music Trust. From 2010 until present, Mr. Reiss has served as Trustee for the Peggy J. Wilson Declaration of Trust and the Peggy J. Wilson Irrevocable Life Insurance Trust. Mr. Reiss is responsible for fiduciary management of these trusts, including general operations, investment management and accounting oversight. From 1992 until present, Mr. Reiss has served as President of M.E. Reiss, Ltd. and Chief Administrator and Investment Advisor for the James M. Wilson and Peggy J. Wilson trusts. From 2002 until present, Mr. Reiss has been an investment member of the following companies: McHenry Ventures, LLC, McHenry IL, Lemont Ventures, LLC, Lemont, IL; Buffalo Grove Ventures, LLC, Buffalo, IL; and Green Trails Ventures, LLC, Lisle, IL. Mr. Reiss’s activities in connection with these roles include acquisition and management of commercial real estate investments in the greater Chicago area. Mr. Reiss attended Eastern Illinois University from 1982 until 1986, where he received a Bachelor of Arts degree. Prior to that, Mr. Reiss attended the University of San Diego from 1975 until 1977 and also attended the College of DuPage from 1973 until 1975, where he received an Associate’s Degree.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2019, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

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

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2019. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated $22,000 in 2019 and $24,750 in 2018.

Audit-Related Fees

$18,000

Tax Fees

None.

All Other Fees—For Quarterly Reviews of Form 10Q

$4,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Accounting Firm	8
Statements of cash receipts and disbursements – years ended December 31, 2019 and 2018	9
Notes to statements of cash receipts and disbursements – years ended December 31, 2019 and 2018	10
2. FINANCIAL STATEMENT SCHEDULES
3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(2)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*	Furnished, not filed

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

March 20, 2020		Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, N.A.