Form 10-Q
period 2020-03-31
MILLS MUSIC TRUST
filed 2020-05-15
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of the Registrant’s Trust Units outstanding as of March 31, 2020 was 277,712.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2020 AND MARCH 31, 2019

(UNAUDITED)

	Three Months Ended March 31
	2020	2019
Undistributed Cash—Beginning of Period	$46	$65
Proceeds from Contingent Portion Payments	$259,035	$138,491
General and Administrative Expenses	$(37,517)	$(58,897)

Balance Available for Distribution	$221,564	$79,659
Cash Distributions to Unit Holders	$221,518	$79,594

Undistributed Cash—End of Period	$46	$65

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.7976	$0.2866

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2020 AND MARCH 31, 2019

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2020 and March 31, 2019.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2019 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2019 Listing”). A copy of the 2019 Listing, as provided by EMI, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2019. The 2019 Listing does not include any information regarding Copyrighted Songs for the 2020 calendar year.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31
	2020	2019
Corporate Trustee Fees	$625	$625
Individual Trustee Fees	$1,250	$1,250
Transfer Agent Registrar Fees(1)	$3,750	$3,750

Totals	$5,625	$5,625

(1)	These services are performed by the Corporate Trustee.

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

Based on the 2019 Listing, the majority of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2088, as set forth in the 2019 Listing.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557
March 31, 2018	$98,901
September 30, 2018	$75,712
March 31, 2019	$71,489
June 30, 2019	$41,786
September 30, 2019	$68,571
December 31, 2019	$42,572

Total	$643,365

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

Recent Distributions to Unit Holders

On March 20, 2020, the Trust made a distribution for the aggregate amount of $221,518 ($0.7976 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on March 19, 2020. For computation details regarding the distribution please refer to the quarterly distribution report, dated March 20, 2020, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 20, 2020.

Administrative Expenses

As of April 23, 2020 the Trust had received invoices for an aggregate of $17,150 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2020 and March 31, 2019.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.

Impact of COVID-19

In late 2019, an outbreak of a novel coronavirus (“COVID-19”) emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility. The trajectory of COVID-19 remains highly uncertain and it is plausible that the Trust’s business and results of operations may be directly and negatively impacted. As a result, the Trust’s past results may not be indicative of its future performance and historical trends in proceeds from Contingent Portion Payments and cash distributions to Unit Holders, among others, may differ materially.

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

The Trust’s operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm the Trust’s business, reputation, financial condition, and operating results:

General Risks

The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on the Trust’s business, operations and future financial performance.

In late 2019, COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility. The trajectory of COVID-19 remains highly uncertain and it is plausible that the Trust’s business and results of operations may be directly and negatively impacted. As a result, the Trust’s past results may not be indicative of its future performance and historical trends in proceeds from Contingent Portion Payments and cash distributions to Unit Holders, among others, may differ materially.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2020	Mills Music Trust (Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee HSBC Bank USA, NA