Form 10-Q
period 2020-06-30
MILLS MUSIC TRUST
filed 2020-08-14
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of the Registrant’s Trust Units outstanding as of June 30, 2020 was 277,712.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND JUNE 30, 2019

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Undistributed Cash—Beginning of period	$46	$65	$46	$65
Proceeds from Contingent Portion Payments	229,717	1,296,975 (1)	488,752	1,435,466 (1)
General and Administrative Expenses	(78,186)	(118,823)	(115,703)	(177,720)

Balance Available for Distribution	151,577	1,178,217	373,095	1,257,811
Cash Distributions to Unit Holders	(151,530)	(1,178,152)	(373,048)	(1,257,746)

Undistributed Cash—End of period	$47	$65	$47	$65

Cash Distributions per Trust Unit (based on 277,712 Trust Units Outstanding)	$0.55	$4.24	$1.34	$4.53

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

JUNE 30, 2020 AND JUNE 30, 2019

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2020 and June 30, 2019 see the table headed “Statement of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Corporate Trustee Fees and Expenses	$625	$625	$1,250	$1,250
Individual Trustee Fees and Expenses	1,250	1,250	2,500	2,500
Transfer Agent and Registrar(1)	3,750	3,750	7,500	7,500
TOTALS	$5,625	$5,625	$11,250	$11,250

(1)	These services are performed by the Corporate Trustee.

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

NOTE 5. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles, of which approximately 1,600 produced royalty income in recent years. Based on the 2019 listing, the Trust’s receipts are derived principally from copyrights established prior to 1958 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.

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

Based on the 2019 listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1922 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 1997 and 2088, as set forth in the 2019 Listing.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557
March 31, 2018	$98,901
September 30, 2018	$75,712
March 31, 2019	$71,489
June 30, 2019	$41,786
September 30, 2019	$68,571
December 31, 2019	$42,572
March 31, 2020	$40,025

Total	$683,390

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

Recent Contingent Portion Payment

On May 29, 2020, the Trust received $229,717 ($0.827 per Trust Unit) from EMI for royalty income generated by the Catalog during the first quarter of 2020, as compared to $296,975 ($1.0693 per Trust Unit) for the payment attributable to the first quarter of 2019.

Recent Distributions to Unit Holders

On June 22, 2020, the Trust made a distribution of $151,530 ($0.5457 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on June 21, 2019. For computation details regarding the distribution please refer to the quarterly distribution report, dated June 22, 2019, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on June 26, 2019.

Cash and Administrative Expenses

As of August 1, 2020, the Trust was holding $47 in cash and had received invoices for an aggregate of $18,843 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2020 and June 30, 2019.

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

August 14, 2020	Mills Music Trust (Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee HSBC Bank USA, NA