Form 10-Q
period 2020-09-30
MILLS MUSIC TRUST
filed 2020-11-16
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of the Registrant’s Trust Units outstanding as of September 30, 2020 was 277,712.

TABLE OF CONTENTS

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Undistributed Cash—Beginning of Period	$47	$65	$46	$65
Proceeds from Contingent Portion Payments	257,170	315,228	745,922	1,750,694 (1)
General and Administrative Expenses	(42,695)	(43,549)	(158,398)	(221,269)

Balance Available	214,522	271,744	587,570	1,529,490
Cash Distributions to Unit Holders	(214,475)	(271,679)	(587,523)	(1,529,425)

Undistributed Cash—End of period	$47	$65	$47	$65

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.77	$0.98	$2.12	$5.51

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

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding disbursements made to Unit Holders for the three and nine months ended September 30, 2020 and September 30, 2019 see the table headed “Statement of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 25,000 music titles (the “Copyrighted Songs”), of which approximately 1,600 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2019 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2019 Listing”). A copy of the 2019 Listing, as provided to the Trust, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2019. The 2019 Listing does not include any information regarding Copyrighted Songs for the 2020 calendar year.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Corporate Trustee Fees and Expenses	$625	$625	$1,875	$1,875
Individual Trustee Fees and Expenses	1,250	1,250	3,750	3,750
Transfer Agent and Registrar(1)	3,750	3,750	11,250	11,250

Total	$5,625	$5,625	$16,875	$16,875

(1)	These services are performed by the Corporate Trustee.

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

NOTE 5. Subsequent Events.

On October 1, 2020, the Trust engaged Citrin Cooperman & Company, LLP to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust. The inspection period to be covered by the specialty audit has not yet been finalized.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	$37,529
March 31, 2017	$85,359
September 30, 2017	$41,557
March 31, 2018	$98,901
September 30, 2018	$75,712
March 31, 2019	$71,489
June 30, 2019	$41,786
September 30, 2019	$68,571
December 31, 2019	$42,572
March 31, 2020	$40,025
June 30, 2020	$15,557

Total	$698,947

As of the date hereof, the Trust has not received the Underpayments. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

On October 1, 2020, the Trust engaged Citrin Cooperman & Company, LLP to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust. The inspection period to be covered by the specialty audit have not yet been finalized.

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

Recent Contingent Portion Payment

On August 31, 2020 the Trust received a Contingent Portion payment of $257,170 (or $0.9260 per Trust Unit) from EMI, which was attributable to royalties from the second quarter of 2020.

Recent Distributions to Unit Holders

On September 25, 2020, the Trust made a distribution of $214,475 (or $0.7723 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on September 24, 2020. For computation details regarding the distribution please refer to the quarterly distribution report, dated September 25, 2020 attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on September 25, 2020.

Cash and Administrative Expenses

As of November 15, 2020, the Trust was holding $47 in cash and had received invoices for an aggregate of $42,146 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statement of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and nine months ended September 30, 2020 and September 30, 2019.

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

In late 2019, COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility. The trajectory of COVID-19 remains highly uncertain and it is plausible that the Trust’s business and results of operations may be directly and negatively impacted. As a result, the Trust’s past results may not be indicative of its future performance and historical trends in proceeds from Contingent Portion payments and cash distributions to Unit Holders, among others, may differ materially

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

November 16, 2020	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee HSBC Bank USA, NA