Form 10-K
period 2020-12-31
MILLS MUSIC TRUST
filed 2021-03-31
CIK 66496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Trust Units held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $5,036,284.

Total Trust Units outstanding as of December 31, 2020 was 277,712.

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

The Copyright Catalogue

The Catalogue is estimated to be composed of over 12,000 music titles (the “Copyrighted Songs”), of which approximately 1,430 produced royalty income in recent years. Based on information which EMI provided to the Trust, most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of the Copyrighted Songs with copyrights established prior to 1960.

EMI has provided the Trust with a listing (the “Listing”) of the top 50 earning songs in the Catalogue during the 2020 calendar year (the “Top 50 Songs”). The totals contained in the right most column of the Listing represent gross royalty payments EMI received for each of the Top 50 Songs, before it made deductions in accordance with the Asset Purchase Agreement. The Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.

The Listing is set forth below in the form that EMI provided to the Trust. There can be no assurance that the Listing is indicative of the future performance of the Copyrighted Songs or that EMI will be able to retain its rights to the Copyrighted Songs during their full term of copyright protection. As of the date of this report, the Trust has not undertaken an audit to confirm the accuracy of the information contained in the Listing, and there can be no assurance by the Trust that the information EMI provided in the Listing is correct.

2020

Mills Music Trust Top 50 Songs

MILLS 50 TOP GROSSING TITLES—2020

RANK	SONG	WRITERS	Orig © Date	Renewal Date	U.S. PD Year	Gross Rev.
1	SLEIGH RIDE (VOCAL) [WW + US Pre & Post ERT Options]	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2045	$804,009.81
2	LITTLE DRUMMER BOY	KATHERINE K DAVIS (33.34), HENRY ONORATI (33.33), HARRY SIMEONE (33.33)	11/13/1958	5/12/1986	2053	$496,199.50
3	Caravan— Instrumental Version	Duke Ellington (50), JUAN TIZOL (50)	4/19/1937	4/13/1965	2032	$156,249.20
4	LOVESICK BLUES	CLIFF FRIEND (50), IRVING MILLS (50)	4/3/1949	4/4/1977	2044	$125,885.95
5	STARDUST	HOAGY CARMICHAEL (50), MITCHELL PARISH (50)	1/5/1928	12/29/1955	2023	$120,551.06
6	Caravan—Vocal Version	Duke Ellington (25), IRVING MILLS (50), JUAN TIZOL (25)	4/19/1937	4/13/1965	2032	$109,410.42
7	MINNIE THE MOOCHER	CAB CALLOWAY (33.34), CLARENCE GASKILL (33.33), IRVING MILLS (33.33)	4/7/1931	3/27/1959	2026	$88,749.02
8	It Don’t Mean A Thing (If It Ain’t Got That Swing)	Duke Ellington (50), IRVING MILLS (50)	10/28/1932	10/28/1959	2027	$80,830.34
9	HOLD ME, THRILL ME, KISS ME	HARRY NOBLE (100)	10/21/1952	9/29/1980	2047	$63,410.28
10	SLEIGH RIDE (INSTRUMENTAL) [WW + US Pre & Post ERT Options]	LEROY ANDERSON (100)	12/30/1948	2/23/1976	2043	$62,031.69
11	MOONGLOW	EDDIE DE LANGE (33.34), WILL HUDSON (33.34), IRVING MILLS (33.32)	12/31/1933	12/31/1960	2028	$58,035.53
12	Mood Indigo	BARNEY BIGARD (33.33), Duke Ellington (33.34), IRVING MILLS (33.33)	2/21/1931	12/31/1958	2029	$50,308.74
13	STARS FELL ON ALABAMA	MITCHELL PARISH (50), FRANK S PERKINS (50)	9/14/1934	9/4/1962	2029	$44,374.78
14	TYPEWRITER	LEROY ANDERSON (100)	10/6/1953	8/31/1981	2048	$37,939.11
15	AIN’T MISBEHAVIN’	HARRY BROOKS (25), ANDY RAZAF (50), FATS WALLER (25)	7/8/1929	7/9/1956	2024	$37,262.18
16	THIS TRAIN	ROSETTA THARPE (100)	12/23/1938	12/22/1966	2033	$37,175.60
17	Solitude	EDDIE DE LANGE (33.34), Duke Ellington (33.34), IRVING MILLS (33.32)	9/21/1934	9/4/1962	2029	$36,195.67
18	In A Sentimental Mood (Vocal)	Duke Ellington (50), MANNY KURTZ (25), IRVING MILLS (25)	11/29/1935	12/31/1962	2030	$36,124.54
19	Sophisticated Lady	Duke Ellington (50), IRVING MILLS (25), MITCHELL PARISH (25)	5/31/1933	5/31/1960	2028	$35,267.99
20	ST. JAMES INFIRMARY	IRVING MILLS (100)	3/4/1929	2/28/1957	2024	$31,521.85
21	STRAIGHTEN UP AND FLY RIGHT	NAT KING COLE (50), IRVING MILLS (50)	5/31/1944	3/17/1972	2039	$29,751.76
22	SLEIGH RIDE PROMENADE	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	N/A	$29,719.68	(*)
23	SHAKIN’ ALL OVER	FRED HEATH (100)	7/8/1960	1/11/1988	2055	$27,573.91
24	I’VE GOT THE WORLD ON A STRING	HAROLD ARLEN (50), TED KOEHLER (50)	3/10/1932	11/10/1959	2027	$27,367.23
25	LOUISIANA FAIRY TALE	J. FRED COOTS (33.33), HAVEN GILLESPIE (33.34), MITCHELL PARISH (33.33)	4/5/1935	4/2/1963	2030	$27,359.45
26	Black And Tan Fantasy	Duke Ellington (50), Bub Miley (50)	7/16/1927	7/16/1954	2022	$24,968.11
27	SWEET LORRAINE	CLIFF BURWELL (50), MITCHELL PARISH (50)	12/31/1927	11/3/1954	2022	$22,574.11
28	I CAN’T GIVE YOU ANYTHING BUT LOVE	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	3/6/1928	2/28/1956	2023	$22,390.95
29	DONA DONA (HARGAIL VERSION)	ARTHUR KEVESS (12.5), TEDDI SCHWARTZ (12.5), SHELDON SECUNDA (12.5), SHOLOM ‘SAMUEL’ SECUNDA (50), AARON ZEITLIN (12.5)	10/1/1940	5/16/1968	2030	$19,675.32
30	STORMY WEATHER (KEEPS RAININ’ ALL THE TIME)	HAROLD ARLEN (50), TED KOEHLER (50)	4/13/1933	12/31/1959	2028	$19,180.64
31	Prelude To A Kiss	Duke Ellington (33.34), IRVING GORDON (33.33), IRVING MILLS (33.33)	9/29/1938	9/8/1966	2033	$17,461.07
32	CORRINE CORRINA	BO CHATMAN (33.34), MITCHELL PARISH (33.32), J WILLIAMS (33.34)	12/5/1929	12/3/1957	2024	$15,507.70
33	BLUE LOU	IRVING MILLS (50), EDGAR SAMPSON (50)	10/11/1933	10/9/1961	2028	$14,957.62
34	I’M GETTING SENTIMENTAL OVER YOU	GEORGE BASSMAN (50), NED WASHINGTON (50)	10/21/1932	10/21/1959	2045	$14,857.87
35	BUGLER’S HOLIDAY	LEROY ANDERSON (100)	7/8/1954	2/3/1982	2049	$14,769.86
36	Saddest Tale	Duke Ellington (50), IRVING MILLS (50)	5/10/1935	5/8/1963	2030	$14,485.70
37	YOU RASCAL YOU	SAM THEARD (100)	12/12/1929	12/12/1957	2024	$14,459.06
38	A CHRISTMAS FESTIVAL	LEROY ANDERSON (100)	11/6/1950	12/9/1977	2045	$13,473.86
39	GIRL OF MY DREAMS	SUNNY CLAPP (100)	9/14/1927	8/25/1955	2022	$13,256.51
40	In A Sentimental Mood (Instr.)	DUKE ELLINGTON (100)	11/29/1935	11/29/1962	2030	$12,615.61
41	DIGA DIGA DOO	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	6/9/1928	5/31/1956	2023	$11,992.02
42	East St. Louis Toodle-Oo	Duke Ellington (50), Bub Miley (50)	2/10/1927	3/3/1954	2049	$10,375.82
43	SMOKE RINGS	GENE GIFFORD (50), NED WASHINGTON (50)	3/31/1933	4/1/1960	2028	$10,212.43
44	Rockin’ In Rhythm	HARRY CARNEY (33.33), Duke Ellington (33.33), IRVING MILLS (33.34)	4/9/1931	4/7/1959	2026	$9,056.94
45	RED ROSES FOR A BLUE LADY	ROY C BENNETT (50), SID TEPPER (50)	12/30/1948	1/1/1976	2043	$8,682.53
46	BELLE OF THE BALL “INST”	LEROY ANDERSON (100)	10/26/1951	9/7/1979	2046	$8,516.90
47	VIEILLE CANAILLE	JACQUES PLANTE (10), SAM THEARD (90)	12/12/1929	12/12/1957	2024	$8,275.08
48	FIDDLE FADDLE “INST”	LEROY ANDERSON (100)	4/23/1948	9/8/1975	2043	$7,647.15
49	BLUE TANGO (VOCAL)	LEROY ANDERSON (50), MITCHELL PARISH (50)	7/14/1952	6/11/1980	2047	$7,199.75
50	Only One	CAB CALLOWAY (32.5), Yisrael Morgan Parkins (35), HARRY A. WHITE (32.5)	2/9/1934	2/1/1962	2029	$7,184.12

*	The Trust no longer holds the copyright to this song in the United States or Canada. All gross revenues are from foreign sources.

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

Calendar Period	High	Low
	$	$
2019
First Quarter	34.00	24.07
Second Quarter	35.00	25.51
Third Quarter	32.99	26.55
Fourth Quarter	32.50	26.90
2020
First Quarter	50.00	29.23
Second Quarter	49.00	30.50
Third Quarter	39.00	33.00
Fourth Quarter	39.60	35.00

Unit Holders

As of December 31, 2020 there were 110 Trust Unit holders of record. The Trust is unable to estimate the total number of persons that beneficially own Trust Units in “street name” through brokers or the other institutions which are the holders of record.

Dividends

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table under Part II, Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for the five years ended December 31, 2020 is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distributions Per Unit*
2020	$1,016,712	$789,444	$2.84
2019	$2,058,976	$1,805,109	$6.50
2018	$1,036,335	$790,184	$2.85
2017	$886,165	$595,328	$2.14
2016	$833,248	$607,852	$2.19

*	Based on 277,712 Trust Units outstanding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Copyright Catalogue

The Catalogue is estimated to be composed of over 12,000 music titles, of which approximately 1,430 produced royalty income in recent years. Based on the Listing, the Trust derives its receipts principally from copyrights established prior to 1960 in the United States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

Based on the Listing, all of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1960. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2022 and 2055, as set forth in the Listing.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085

Total	$739,032

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve favorably the ongoing dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

The Trust has engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income, to conduct a special audit of the books and records of EMI administered by Sony/ATV to resolve the ongoing dispute and also determine whether there have been any other material royalty omissions or expense over-deductions for the periods beginning January 1, 2016 and ended December 31, 2020.

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

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2020, the Trust received a total of $1,016,712 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2020 calendar year. During the year ended December 31, 2019, the Trust received a total of $2,058,976 from EMI, $1,000,000 of which was attributable to the 2019 Settlement payment and the remainder of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2019 calendar year.

Recent Distributions

During the year ended December 31, 2020, the Trust made cash distributions to Unit Holders in the aggregate amount of $789,444 ($2.84 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $1,805,109 ($6.50 per Trust Unit) during the year ended December 31, 2019. For computation details regarding the distributions made during the year ended December 31, 2020, please refer to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 23, 2020.

Cash and Administrative Expenses

As of December 31, 2020 the Trust had $24,597 unpaid administrative expenses for services rendered to the Trust. As of March 15, 2021, the Trust had received invoices for an aggregate of $51,115 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statements of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the years ended December 31, 2020 and 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm and financial statements begin on page 8 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Trustees and Unit Holders of Mills Music Trust

Opinion on the Financial Statement

We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust (the “Trust”) for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the cash receipts and disbursements of the Trust for the year ended December 31, 2020, in conformity with the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described in Note 1 to the financial statement.

Basis for Opinion

This financial statement is the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States)(“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statement that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statement and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

Other Matter

Attention is directed to Note 1 to the financial statement for information concerning a dispute with respect to certain amounts believed to be owed to Mills Music Trust.

We have served as the Trust’s auditor since 2020.

New York, New York

March 31, 2021

MGI Worldwide is a network of independent audit, tax, accounting and consulting firms. MGI Worldwide does not provide any services and its member firms are not an international partnership. Each member firm is a separate entity and neither MGI Worldwide nor any member firm accepts responsibility for the activities, work, opinions or services of any other member firm. For more information visit www.mgiworld.com/legal

Report of Independent Registered Public Accounting Firm

The Trustees and Unit Holders of Mills Music Trust

Opinion on the Financial Statement

We have audited the accompanying statement of cash receipts and disbursements of Mills Music Trust (the “Trust”) for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the cash receipts and disbursements of the Trust for the year ended December 31, 2019, in conformity with the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described in Note 1 to the financial statement.

Basis for Opinion

This financial statement is the responsibility of the entity’s management. Our responsibility is to express an opinion on the Trust’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

Other Matter

Attention is directed to Note 1 to the financial statement for information concerning a dispute with respect to certain amounts believed to be owed to Mills Music Trust.

/s/ CORNICK, GARBER & SANDLER, LLP

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Trust’s auditor since 2003.

New York, New York

March 20, 2020

Cornick, Garber & Sandler LLP 555 Madison Avenue, New York, NY 10022-3301 T 212.557.3900 F 212.557.3936 50 Charles Lindbergh Blvd., Uniondale NY 11553-3600 T 516.542.9030 F 516.542.9035	cgscpa.com

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Receipts from EMI	$1,016,712	$2,058,976	(1)
Undistributed Cash at Beginning of Year	46	65
Disbursements – Administrative Expenses	(227,268)	(253,886)

Balance Available for Distribution	789,490	1,805,155
Cash Distributions to Unit Holders	789,444	1,805,109

Undistributed Cash at End of Year	$46	$46

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$2.84	$6.50

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085

Total	$739,032

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve favorably the ongoing dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

The Trust has engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income, to conduct a special audit of the books and records of EMI administered by Sony/ATV to resolve the ongoing dispute and also determine whether there have been any other material royalty omissions or expense over-deductions for the periods beginning January 1, 2016 and ended December 31, 2020.

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

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2020, the Trust received a total of $1,016,712 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2020 calendar year. During the year ended December 31, 2019, the Trust received a total of $2,058,976 from EMI, $1,000,000 of which was attributable to the 2019 Settlement payment and the remainder of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2019 calendar year.

Recent Distributions

During the year ended December 31, 2020, the Trust made cash distributions to Unit Holders in the aggregate amount of $789,444 ($2.84 per Trust Unit), as compared to cash distribution to Unit Holders in the aggregate amount of $1,805,109 ($6.50 per Trust Unit) during the year ended December 31, 2019. For computation details regarding the distributions made during the year ended December 31, 2020, please refer to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 23, 2020.

Cash and Administrative Expenses

As of December 31, 2020 the Trust had $24,597 unpaid administrative expenses for services rendered to the Trust. As of March 15, 2021, the Trust had received invoices for an aggregate of $51,115 in unpaid administrative expenses for services rendered to the Trust.

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

NOTE 2. FEDERAL INCOME TAXES

No provision for income taxes has been made since the liability thereof is that of the Unit Holders and not the Trust.

NOTE 3. RELATED PARTY TRANSACTIONS

The Trustees are paid in accordance with the Declaration of Trust, which provides that each Trustee shall receive annual compensation of $2,500, provided that such aggregate compensation to the Trustees as a group may not exceed 3% of the Contingent Portion amounts received by the Trust in any year. The Declaration of Trust also provides for the reimbursement of expenses reasonably incurred in the performance of a Trustee’s duties to the Trust, including clerical and administrative services. Accordingly, the Trustees are entitled to receive annual compensation and reimbursement for services performed for the Trust, including the Corporate Trustee’s services as the Registrar and Transfer Agent of the certificates representing the Trust Units. No expense is being charged or paid by the Trust for the office space and office equipment of the Corporate Trustee that is being utilized for the Trust The Declaration of Trust also provides that if a Trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to the terms and conditions of the Declaration of Trust.

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the years ended December 31, 2020 and December 31, 2019:

Trustee Fees Paid by the Trust	2020	2019
Individual Trustee fees (1)	$5,000	$5,000
Corporate Trustee fees	2,500	2,500
Corporate Trustee Transfer Agent Registrar fees(2)	15,000	15,000

Totals	$22,500	$22,500

(1)	The Individual Trustees were elected on August 29, 2013.
(2)	These services are performed by the Corporate Trustee.

NOTE 4. THE COPYRIGHT CATALOGUE

The Catalogue is estimated to be composed of over 12,000 music titles, of which approximately 1,430 produced royalty income in recent years. Based on the Listing, the Trust derives its receipts principally from copyrights established prior to 1960 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

Based on the Listing, all of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1960. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2022 and 2055, as set forth in the Listing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2020. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2020, the Trust’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Audit Committee

The Trust is not a corporate entity and thus does not have an Audit Committee. The Trust has established a policy with regard to audit, audit-related and certain non-audit engagements of its independent auditors. Under this policy, the Trust annually approves certain limited, specified recurring services which may be provided by the Trust’s accountant or independent auditors. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trust. Joel Faden acts as Chief Financial Individual providing accounting services for the Trust.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2020, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

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

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2020. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated $28,500 in 2020 and $22,000 in 2019.

Audit-Related Fees

$19,000

Tax Fees

None.

All Other Fees—For Quarterly Reviews of Form 10Q

$9,500

Audit Committee

The Trust is not a corporate entity and thus does not have an Audit Committee. The Trust has established a policy with regard to audit, audit-related and certain non-audit engagements of its independent auditors. Under this policy, the Trust annually approves certain limited, specified recurring services which may be provided by the Trust’s accountant or independent auditors. All other engagements for services to be performed by the Trust’s independent auditors must be separately pre-approved by the Trust. Joel Faden acts as Chief Financial Individual providing accounting services for the Trust.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	8-9
Statements of cash receipts and disbursements – years ended December 31, 2020 and 2019	10
Notes to statements of cash receipts and disbursements – years ended December 31, 2020 and 2019	11
2. FINANCIAL STATEMENT SCHEDULES
3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(2)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*	Furnished, not filed

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

March 31, 2021		Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, N.A.