Form 10-Q
period 2021-03-31
MILLS MUSIC TRUST
filed 2021-05-17
CIK 66496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s Trust Units outstanding as of March 31, 2021 was 277,712.

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

MILLS MUSIC TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2021 AND MARCH 31, 2020

(UNAUDITED)

	Three Months Ended March 31
	2021		2020
Receipts from EMI	$280,912		$259,035
Undistributed Cash at Beginning of Period	46		46
Disbursement - Administrative Expenses	(0	)(1)	(37,517)

Balance Available for Distribution	280,958		221,564
Cash Distributions to Unit Holders	229,797		221,518

Undistributed Cash at End of Period	$51,161	(2)	$46

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.8275		$0.7976

(1)	Administrative expenses in the aggregate amount of $51,115 attributable to the three-months ended March 31, 2021 were actually paid by the Trust on April 15, 2021.
(2)	Includes amounts reserved for administrative expenses in the aggregate amount of $51,115 attributable to the three-months ended March 31, 2021 which were actually paid by the Trust on April 15, 2021.

The accompanying notes are an integral part of the unaudited financial statements.

The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST

NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS

THREE MONTHS ENDED

MARCH 31, 2021 AND MARCH 31, 2020

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

Cash Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2021 and March 31, 2020.

The Copyright Catalogue

The Catalogue is estimated to be composed of over 12,000 music titles (the “Copyrighted Songs”), of which approximately 1,430 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2020 calendar year (the “Top 50 Songs”), together with certain copyright information with respect to each of the Top 50 Songs (the “2020 Listing”). A copy of the 2020 Listing, as provided by EMI, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2020. The 2020 Listing does not include any information regarding Copyrighted Songs for the 2021 calendar year.

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

These unaudited financial statements should be read in conjunction with the financial statement and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The cash receipts and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31
	2021		2020
Corporate Trustee Fees	$0		$625
Individual Trustee Fees	0		1,250
Transfer Agent Registrar Fees(1)	0		3,750

Totals	$0	(2)	$5,625

(1)	These services are performed by the Corporate Trustee.
(2)

Corporate Trustee Fees of $625, Individual Trustee Fees of $1,250 and Transfer Agent Registrar Fees of $3,750 attributable to the three-months ended March 31, 2021 were actually paid by the Trust on April 15, 2021.

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

NOTE 5. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Copyright Catalogue

The Catalogue is estimated to be composed of over 12,000 music titles (the “Copyrighted Songs”), of which approximately 1,430 produced royalty income in recent years. Based on the 2020 Listing, the Trust derives its receipts principally from copyrights established prior to 1960 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

Based on the 2020 Listing, the majority of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1922 and 1960. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2022 and 2055, as set forth in the 2020 Listing.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742

Total	$781,774

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

Recent Distributions to Unit Holders

On March 23, 2021, the Trust made a distribution for the aggregate amount of $229,797 ($0.8275 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on March 22, 2021. For computation details regarding the distribution please refer to the quarterly distribution report, dated March 23, 2021, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 23, 2021.

Cash and Administrative Expenses

As of March 31, 2021, the Trust was holding $51,161 in cash and had $51,115 unpaid administrative expenses for services rendered to the Trust. The full amount of such administrative expenses was attributable to the three-months ended March 31, 2021 and was actually paid by the Trust on April 15, 2021. As of April 28, 2021 the Trust was holding $46 in cash and had received invoices for an aggregate of $69,427 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2021 and March 31, 2020.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.

Impact of COVID-19

In late 2019, an outbreak of a novel coronavirus (“COVID-19”) emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March 2020, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility. The trajectory of COVID-19 remains highly uncertain and it is plausible that the Trust’s business and results of operations may be directly and negatively impacted. As a result, the Trust’s past results may not be indicative of its future performance and historical trends in proceeds from Contingent Portion payments and cash distributions to Unit Holders, among others, may differ materially.

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

In late 2019, COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March 2020, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility. The trajectory of COVID-19 remains highly uncertain and it is plausible that the Trust’s business and results of operations may be directly and negatively impacted. As a result, the Trust’s past results may not be indicative of its future performance and historical trends in proceeds from Contingent Portion payments and cash distributions to Unit Holders, among others, may differ materially.

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

May 17, 2021	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee HSBC Bank USA, NA