Form 10-Q
period 2021-06-30
MILLS MUSIC TRUST
filed 2021-08-16
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of
this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller
reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”
“non-accelerated
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
Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Trust Units outstanding as of June 30, 2021 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND SIX MONTHS ENDED
JUNE 30, 2021 AND JUNE 30, 2020
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Receipts from EMI	$240,626	$229,717	$521,538	$488,752
Undistributed Cash at Beginning of Period	$51,161 (1)	$46	$46	$46
Disbursements - Administrative Expenses	(134,242)	(78,186)	(134,242)	(115,703)

Balance Available for Distribution	157,545	151,577	387,342	373,095
Cash Distributions to Unit Holders	(157,499)	(151,530)	(387,296)	(373,048)

Undistributed Cash at End of Period	$46	$47	$46	$47

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$0.57	$0.55	$1.39	$1.34

(1)	Includes amounts reserved for administrative expenses in the aggregate amount of $51,115 attributable to the three-months ended March 31, 2021 which were actually paid by the Trust on April 15, 2021.
The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND SIX MONTHS ENDED
JUNE 30, 2021 AND JUNE 30, 2020
(UNAUDITED)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
Mills Music Trust (the “
Trust
”) was created by a Declaration of Trust, dated December 3, 1964 (the “
Declaration of Trust
”), for the purpose of acquiring from Mills Music, Inc. (“
Old Mills
”), the rights to receive payment of a deferred contingent purchase price obligation (the “
Contingent Portion
”) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “
Catalogue
”) to a newly formed company pursuant to an asset purchase agreement dated December 5, 1964 (the “
Asset Purchase Agreement
”). Pursuant to the Asset Purchase Agreement, payment of the Contingent Portion to the Trust continues until the end of the year in which the last copyright in the Catalogue expires and cannot be renewed.
The Contingent Portion amounts are currently payable by EMI Mills Music Inc. (“
EMI
”), the owner of the copyrighted materials contained in the Catalogue. The Trust has been advised that Sony/ATV Music Publishing LLC is the administrator and manager of EMI and the Catalogue.
HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust (the “
Corporate Trustee
”), and Lee Eastman and Michael E. Reiss are the Individual Trustees of the Trust (the “
Individual Trustees
” and together with the Corporate Trustee, the “
Trustees
”).
Proceeds from Contingent Portion Payments
The Trust receives quarterly payments of the Contingent Portion from EMI and distributes the amounts it receives to the registered owners of Trust certificates (the “
Unit Holders
”) representing interests in the Trust (the “
Trust Units
”), after payment of, or withholdings in connection with, expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.
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
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2021 and June 30, 2020 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

The Copyright Catalogue
The Catalogue is estimated to be composed of over
12,000

music
titles (the “
Copyrighted Songs
”),
of which
approximately
1,430

produced
royalty income in recent years.
EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2020 calendar year (the “
Top 50 Songs
”), together with certain copyright information with respect to each of the Top 50 Songs (the “
2020 Listing
”). A copy of the 2020 Listing, as provided by EMI, is included in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2020. The 2020 Listing does not include any information regarding Copyrighted Songs for the 2021 calendar year.
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
These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on
Form 10-K
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
Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30			Six Months Ended June 30
	2021		2020	2021	2020
Corporate Trustee Fees and Expenses	$1,250		$625	$1,250	$1,250
Individual Trustee Fees and Expenses	2,500		1,250	2,500	2,500
Transfer Agent and Registrar (1)	7,500		3,750	7,500	7,500

TOTALS	$11,250	(2)	$5,625	$11,250	$11,250

(1)	These services are performed by the Corporate Trustee.
(2)	Includes amounts reserved for administrative expenses in the aggregate amount of $5,625 attributable to the three-months ended March 31, 2021 which were actually paid by the Trust on April 15, 2021.
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
NOTE 5. SUBSEQUENT EVENTS
None.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Copyright Catalogue
The Catalogue is estimated to be composed of over 12,000 music titles, of which approximately 1,430 produced royalty income in recent years. Based on the 2020 listing, the majority of the Trust’s receipts are derived principally from copyrights established prior to 1960 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.
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
Based on the 2020 listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “
1909 Act
”) between 1922 and 1960. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2022 and 2055, as set forth in the 2020 Listing.
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
The amount of each payment of the Contingent Portion is based on a formula provided in the Asset Purchase Agreement. Prior to the first quarter of 2010, the Contingent Portion was calculated as an amount ranging from 65% to 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty expenses. In addition, the Contingent Portion was guaranteed to be at least a minimum of $167,500 per quarter (the “
Minimum Payment Obligation
”).
Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. One such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “
New Calculation Method
”). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement. As a result of the New Calculation Method not being applied, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view, by the following amounts (the “
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148

Total	$824,922

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve favorably the on-going
dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.
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
Recent Contingent Portion Payment
On May 28, 2021, the Trust received $240,626 ($0.8664 per Trust Unit) from EMI for royalty income generated by the Catalog during the first quarter of 2021, as compared to $229,717 ($0.8272 per Trust Unit) for the payment attributable to the first quarter of 2020.
Recent Distributions to Unit Holders
On June 23, 2021, the Trust made a distribution of $157,499 ($0.5671 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on June 22, 2021. For computation details regarding the distribution please refer to the quarterly distribution report, dated June 23, 2021, attached as Exhibit 99.1 to the Current Report on
Form 8-K,
filed by the Trust with the Securities and Exchange Commission on July 1, 2021.
Cash and Administrative Expenses
As of July 19, 2021, the Trust was holding $46 in cash and had received invoices for an aggregate of $59,905 in unpaid administrative expenses for services rendered to the Trust.
Inflation
The Trust does not believe that inflation has materially affected its activities.
Liquidity and Capital Resources
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.
See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2021 and June 30, 2020.
Off-Balance Sheet Arrangements
There
are no off-balance sheet arrangements
that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.
Impact of COVID-19
In late 2019, an outbreak of a novel coronavirus (“
COVID-19
”) emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of
COVID-19,
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
and
15d-15(e)
of the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”)) under the supervision and with the participation of the Trust’s management, including the Chief Financial Individual providing accounting services and the trust officers of the Corporate Trustee. Based on that evaluation, the Chief Financial Individual providing accounting services and the trust officer of the Corporate Trustee concluded that the Trust’s disclosure controls and procedures are effective.
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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1NS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2021	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee HSBC Bank USA, NA