Form 10-Q
period 2021-09-30
MILLS MUSIC TRUST
filed 2021-11-15
CIK 66496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Trust Units outstanding as of September 30, 2021 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Receipts from EMI	$284,082	$257,170	$805,620	$745,922
Undistributed Cash at Beginning of Period	46	47	46	46
Disbursements — Administrative Expenses	(68,149)	(42,695)	(202,391)	(158,398)

Balance Available for Distribution	215,979	214,522	603,275	587,570
Cash Distributions to Unit Holders	(215,933)	(214,475)	(603,229)	(587,523)

Undistributed Cash at End of period	$46	$47	$46	$47

Cash Distribution per Unit (based on 277,712 Trust Units outstanding)	$0.78	$0.77	$2.17	$2.12

The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020
(UNAUDITED)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
Mills Music Trust (the “
Trust
”) was created by a Declaration of Trust, dated December 3, 1964 (the “
Declaration of Trust
”), for the purpose of acquiring from Mills Music, Inc. (“
Old Mills
”), the right to receive payment of a deferred contingent purchase price obligation (the “
Contingent Portion
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
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding disbursements made to Unit Holders for the three and nine months ended September 30, 2021 and September 30, 2020 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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
”). A copy of the 2020 Listing, as provided to the Trust, is included in the Trust’s annual report on Form 10-K for the fiscal year
ended December 31, 2020. The 2020 Listing does not include any information regarding Copyrighted Songs for the 2021 calendar year.
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
Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Corporate Trustee Fees and Expenses	$625	$625	$1,875	$1,875
Individual Trustee Fees and Expenses	1,250	1,250	3,750	3,750
Transfer Agent and Registrar (1)	3,750	3,750	11,250	11,250

Total	$5,625	$5,625	$16,875	$16,875

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
NOTE 5. Subsequent Events.
None.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Copyright Catalogue
The Catalogue is estimated to be composed of over 12,000 music titles, of which approximately 1,430 produced royalty income in recent years. Based on the 2020 Listing, the Trust’s receipts are derived principally from copyrights established prior to 1960 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.
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
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085

March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846

Total	$863,768

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
Recent Contingent Portion Payment
On August 31, 2021 the Trust received a Contingent Portion payment of $284,082 (or $1.0229 per Trust Unit) from EMI, which was attributable to royalty income generated by the Catalog during the second quarter of 2021, as compared to $257,170 ($0.9260 per Trust Unit) for the payment attributable to the second quarter of 2020.
Recent Distributions to Unit Holders
On September 23, 2021, the Trust made a distribution of $215,933 (or $0.7775 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on September 22, 2021. For computation details regarding the distribution please refer to the quarterly distribution report, dated September 23, 2021attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with
the Securities and Exchange Commission on September 23, 2021.
Cash and Administrative Expenses
As of November 1, 2021, the Trust was holding $46 in cash and had received invoices for an aggregate of $12,847 in unpaid administrative expenses for services rendered to the Trust.
Inflation
The Trust does not believe that inflation has materially affected its activities.
Liquidity and Capital Resources
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.
See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and nine months ended September 30, 2021 and September 30, 2020.
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

November 15, 2020	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee HSBC Bank USA, NA