Form 10-K
period 2021-12-31
MILLS MUSIC TRUST
filed 2022-03-31
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
  ANNUAL REPORT
 PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2021
OR
☐
   TRANSITION

REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from

to

.
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
Act).    ☐  Yes    ☒  No
The aggregate market value of Trust Units
held by non-affiliates as of
the last day of the registrant’s most recently completed second fiscal quarter was $6,665,670.
Total Trust Units outstanding as of December 31, 2021 was 277,712.

Auditor Firm ID: 694	Auditor Name: Hoberman & Lesser, CPA’s, LLC	Auditor Location: New York, NY, USA

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
”), the owner of the copyrighted materials contained in the Catalogue. The Trust has been advised that Sony/ATV Music Publishing LLC (“
Sony/ATV
”) is the administrator and manager of EMI and the Catalogue.
HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust (the “
Corporate Trustee
”), and Lee Eastman and Michael E. Reiss are the Individual Trustees of the Trust (the “Individual Trustees” and together with the Corporate Trustee, the “
Trustees
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
”), of which approximately 1,430 produced royalty income in recent years. Based on information which EMI provided to the Trust, most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of the Copyrighted Songs with copyrights established in or prior to 1960.

EMI has provided the Trust with a listing (the “
Listing
”) of the top 50 earning songs in the Catalogue during the 2021 calendar year (the “
Top 50 Songs
”). The totals contained in the right most column of the Listing represent gross royalty payments EMI received for each of the Top 50 Songs, before it made deductions in accordance with the Asset Purchase Agreement. The Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.
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
2021
Mills Music Trust Top 50 Songs

RANK	SONG_ID	SONG	WRITERS	Orig © Date	Renewal Date	U.S. PD Year	Gross Rev.
1	2166108	LITTLE DRUMMER BOY	KATHERINE K DAVIS (33.34), HENRY ONORATI (33.33), HARRY SIMEONE (33.33)	11/13/1958	5/12/1986	2053	700,760.22
2	2105974	SLEIGH RIDE (VOCAL) [WW + US Pre & Post ERT Options]	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2045	576,507.17
3	3150020	SLEIGH RIDE PROMENADE	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	N/A	269,971.29
4	3323422	LOVESICK BLUES	CLIFF FRIEND (50), IRVING MILLS (50)	4/3/1949	4/4/1977	2044	166,988.98
5	755387	It Don’t Mean A Thing (If It Ain’t Got That Swing)	Duke Ellington (50), IRVING MILLS (50)	10/28/1932	10/28/1959	2027	73,041.15
6	2135459	STARDUST	HOAGY CARMICHAEL (50), MITCHELL PARISH (50)	1/5/1928	12/29/1955	2023	69,342.13
7	2104381	ST. JAMES INFIRMARY	IRVING MILLS (100)	3/4/1929	2/28/1957	2024	63,870.01
8	755507	Caravan—Vocal Version	Duke Ellington (25), IRVING MILLS (50), JUAN TIZOL (25)	4/19/1937	4/13/1965	2032	59,221.44
9	3797340	STRAIGHTEN UP AND FLY RIGHT	NAT KING COLE (50), IRVING MILLS (50)	5/31/1944	3/17/1972	2039	53,383.08
10	2445029	MINNIE THE MOOCHER	CAB CALLOWAY (33.34), CLARENCE GASKILL (33.33), IRVING MILLS (33.33)	4/7/1931	3/27/1959	2026	48,930.77
11	755555	In A Sentimental Mood (Vocal)	Duke Ellington (50), MANNY KURTZ (25), IRVING MILLS (25)	11/29/1935	12/31/1962	2030	48,465.85
12	2436326	AIN’T MISBEHAVIN’	HARRY BROOKS (25), ANDY RAZAF (50), FATS WALLER (25)	7/8/1929	7/9/1956	2024	47,326.63
13	2306473	STORMY WEATHER (KEEPS RAININ’ ALL THE TIME)	HAROLD ARLEN (50), TED KOEHLER (50)	4/13/1933	12/31/1959	2028	42,168.75
14	2395977	MOONGLOW	EDDIE DE LANGE (33.34), WILL HUDSON (33.34), IRVING MILLS (33.32)	12/31/1933	12/31/1960	2028	40,397.76
15	2109890	SLEIGH RIDE (INSTRUMENTAL) [WW + US Pre & Post ERT Options]	LEROY ANDERSON (100)	12/30/1948	2/23/1976	2043	35,641.61
16	2110059	TYPEWRITER	LEROY ANDERSON (100)	10/6/1953	8/31/1981	2048	32,291.48
17	2049843	I’VE GOT THE WORLD ON A STRING	HAROLD ARLEN (50), TED KOEHLER (50)	3/10/1932	11/10/1959	2027	29,938.83
18	2340125	VIEILLE CANAILLE	JACQUES PLANTE (10), SAM THEARD (90)	12/12/1929	12/12/1957	2024	28,391.41
19	755386	In A Sentimental Mood (Instr.)	DUKE ELLINGTON (100)	11/29/1935	11/29/1962	2030	26,959.98
20	2452611	I CAN’T GIVE YOU ANYTHING BUT LOVE	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	3/6/1928	2/28/1956	2023	26,770.89
21	759836	Caravan— Instrumental Version	Duke Ellington (50), JUAN TIZOL (50)	4/19/1937	4/13/1965	2032	24,369.60
22	2378336	I’M GETTING SENTIMENTAL OVER YOU	GEORGE BASSMAN (50), NED WASHINGTON (50)	10/21/1932	10/21/1959	2045	23,622.91
23	3785846	STARS FELL ON ALABAMA	MITCHELL PARISH (50), FRANK S PERKINS (50)	9/14/1934	9/4/1962	2029	22,947.93
24	795188	Solitude	EDDIE DE LANGE (33.34), Duke Ellington (33.34), IRVING MILLS (33.32)	9/21/1934	9/4/1962	2029	22,500.23
25	3783971	HOLD ME, THRILL ME, KISS ME	HARRY NOBLE (100)	10/21/1952	9/29/1980	2047	21,942.75
26	755513	East St. Louis Toodle-Oo	Duke Ellington (50), Bub Miley (50)	2/10/1927	3/3/1954	2049	21,438.72
27	755540	Mood Indigo	BARNEY BIGARD (33.33), Duke Ellington (33.34), IRVING MILLS (33.33)	2/21/1931	12/31/1958	2029	21,178.67
28	2206172	ROCK-A-BYE YOUR BABY WITH A DIXIE MELODY	SAM LEWIS (33.34), JEAN SCHWARTZ (33.33), JOE YOUNG (33.33)	3/6/1918	4/11/1945	2013	19,881.14
29	2462238	HOLD TIGHT, HOLD TIGHT (WANT SOME SEAFOOD MAMA)	DICK BRANDOW (16.68), LEONARD KENT (16.68), JOSEPH MILLER (16.66), GEORGE ROBINSON (16.66), WILLIE SPOTTSWOOD (16.66), LEON WARE (16.66)	1/24/1939	1/23/1967	2034	19,762.74
30	3757034	SWEET LORRAINE	CLIFF BURWELL (50), MITCHELL PARISH (50)	12/31/1927	11/3/1954	2022	19,373.67
31	2423783	YOU RASCAL YOU	SAM THEARD (100)	12/12/1929	12/12/1957	2024	19,067.45
32	755550	Sophisticated Lady	Duke Ellington (50), IRVING MILLS (25), MITCHELL PARISH (25)	5/31/1933	5/31/1960	2028	18,005.54
33	2011720	SMOKE RINGS	GENE GIFFORD (50), NED WASHINGTON (50)	3/31/1933	4/1/1960	2028	17,274.09
34	755399	Rockin’ In Rhythm	HARRY CARNEY (33.33), Duke Ellington (33.33), IRVING MILLS (33.34)	4/9/1931	4/7/1959	2026	16,852.68
35	2448372	CAROL OF THE DRUM	KATHERINE DAVIS (100)	5/2/1941	10/2/1968	2036	16,258.65

36	2102873	BUGLER’S HOLIDAY	LEROY ANDERSON (100)	7/8/1954	2/3/1982	2049	15,370.59
37	3798731	AMERICAN SALUTE	MORTON GOULD (100)	3/31/1943	2/17/1971	2038	14,773.73
38	2005264	CORRINE CORRINA	BO CHATMAN (33.34), MITCHELL PARISH (33.32), J WILLIAMS (33.34)	12/5/1929	12/3/1957	2024	14,523.37
39	3559694	BUGLE CALL RAG	BILLY MEYERS (33.34), JOHN PETTIS (33.33), ELMER SCHOEBEL (33.33)	6/13/1923	6/15/1950	2018	13,905.73
40	2364046	DONA DONA (HARGAIL VERSION)	ARTHUR KEVESS (12.5), TEDDI SCHWARTZ (12.5), SHELDON SECUNDA (12.5), SHOLOM ‘SAMUEL’ SECUNDA (50), AARON ZEITLIN (12.5)	10/1/1940	5/16/1968	2030	13,764.98
41	755541	Prelude To A Kiss	Duke Ellington (33.34), IRVING GORDON (33.33), IRVING MILLS (33.33)	9/29/1938	9/8/1966	2033	13,591.93
42	3557048	SHANGHAI SHUFFLE	LARRY CONLEY (50), GENE RODEMICH (50)	10/20/1924	1/1/1982	2019	13,517.02
43	2132833	DOES YOUR CHEWING GUM LOSE ITS FLAVOR ON THE BEDPO	MARTY BLOOM (33.33), ERNEST BREUER (33.33), BILLY ROSE (33.34)	2/29/1924	3/1/1951	2019	11,260.99
44	2307281	THIS TRAIN	ROSETTA THARPE (100)	12/23/1938	12/22/1966	2033	10,982.02
45	3485900	IN THE BEGINNING	JEREMY STEIG (100)	3/17/1971	12/31/1998	2066	10,010.48
46	2108433	THAT JUNGLE JAMBOREE	HARRY BROOKS (25), ANDY RAZAF (50), FATS WALLER (25)	9/17/1929	9/17/1956	2024	9,267.91
47	2255641	A CHRISTMAS FESTIVAL	LEROY ANDERSON (100)	11/6/1950	12/9/1977	2045	9,223.21
48	3563580	RED ROSES FOR A BLUE LADY	ROY C BENNETT (50), SID TEPPER (50)	12/30/1948	1/1/1976	2043	8,840.21
49	2290245	SHAKIN’ ALL OVER	FRED HEATH (100)	7/8/1960	1/11/1988	2055	8,695.47
50	755527	I Let A Song Go Out Of My Heart	Duke Ellington (50), IRVING MILLS (16.67), HENRY NEMO (16.67), JOHN REDMOND (16.66)	4/26/1938	4/22/1966	2033	8,153.44
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

Calendar Period	High	Low
	$	$
2020
First Quarter	50.00	29.23
Second Quarter	49.00	30.50
Third Quarter	39.00	33.00
Fourth Quarter	39.60	35.00
2021
First Quarter	42.00	37.00
Second Quarter	42.00	39.90
Third Quarter	49.00	40.47
Fourth Quarter	66.00	42.00
Unit Holders
As of December 31, 2021 there were 106 Trust Unit holders of record. The Trust is unable to estimate the total number of persons that beneficially own Trust Units in “street name” through brokers or the other institutions which are the holders of record.
Dividends
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table under Part II, Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.
Recent Sales of Unregistered Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
The information set forth below for the five years ended December 31, 2021 is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distributions Per Unit*
2021	$1,061,519	$830,151	$2.99
2020	$1,016,712	$789,444	$2.84
2019	$2,058,976	$1,805,109	$6.50
2018	$1,036,335	$790,184	$2.85
2017	$886,165	$595,328	$2.14

*	Based on 277,712 Trust Units outstanding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Copyright Catalogue
The Catalogue is estimated to be composed of over 12,000 music titles, of which approximately 1,430 produced royalty income in recent years. Based on the Listing, the Trust derives its receipts principally from copyrights established in or prior to 1960 in the United States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.
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
The Trust’s income is dependent, in part, on EMI’s ability to maintain its rights in the Copyrighted Songs through copyright protection. Although Copyrighted Songs may continue to generate royalty revenue after their copyrights have expired, in general as the copyrights for the Copyrighted Songs expire, less royalty income will be generated, and the size of each payment of the Contingent Portion will be reduced accordingly.
Based on the Listing, most of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “
1909 Act
”) between 1918 and 1971. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2013 and 2066, as set forth in the Listing.
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
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112

Total	$901,880

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
Unit Holder Distributions and Trust Expenses
Recent Payments
During the year ended December 31, 2021, the Trust received a total of $1,061,519 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2021 calendar year. During the year ended December 31, 2020, the Trust received a total of $1,016,712 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2020 calendar year.

Recent Distributions
During the year ended December 31, 2021, the Trust made cash distributions to Unit Holders in the aggregate amount of $830,151 ($2.99 per Trust Unit), as compared to cash distributions to Unit Holders in the aggregate amount of $789,444 ($2.84 per Trust Unit) during the year ended December 31, 2020. For computation details regarding the distributions made during the year ended December 31, 2021, please refer to the Current Report on Form 8-K, which the Trust filed with
the Securities and Exchange Commission on December 21, 2021.
Cash and Administrative Expenses
As of December 31, 2021 the Trust had $39,262 unpaid administrative expenses for services rendered to the Trust. As of March 7, 2022, the Trust had received invoices for an aggregate of $56,036 in unpaid administrative expenses for services rendered to the Trust.
Inflation
The Trust does not believe that inflation has materially affected its activities.
Liquidity and Capital Resources
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statements of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the years ended December 31, 2021 and 2020.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustees and Unit Holders of Mills Music Trust
Opinion on the Financial Statements
We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust (the “Trust”) for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the cash receipts and disbursements of the Trust for each of the years in the two-year period ended December 31, 2021, in conformity with the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described in Note 1 to the financial statements.
Basis for Opinion
This financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.
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
March 31, 2022

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

MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Receipts from EMI	$1,061,519	$1,016,712
Undistributed Cash at Beginning of Year	46	46
Disbursements – Administrative Expenses	(231,368)	(227,268)

Balance Available for Distribution	830,197	789,490
Cash Distributions to Unit Holders	830,151	789,444

Undistributed Cash at End of Year	$46	$46

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$2.99	$2.84
See accompanying Notes to Statements of Cash Receipts and Disbursements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020
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
”), the owner of the copyrighted materials contained in the Catalogue. The Trust has been advised that Sony/ATV Music Publishing LLC (“
Sony/ATV
”) is the administrator and manager of EMI and the Catalogue.
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
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112

Total	$901,880

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
Unit Holder Distributions and Trust Expenses
Recent Payments
During the year ended December 31, 2021, the Trust received a total of $1,061,519 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2021 calendar year. During the year ended December 31, 2020, the Trust received a total of $1,016,712 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2020 calendar year.
Recent Distributions
During the year ended December 31, 2021, the Trust made cash distributions to Unit Holders in the aggregate amount of $830,151 ($2.99 per Trust Unit), as compared to cash distributions
to Unit Holders in the aggregate amount of $789,444 ($2.84 per Trust Unit) during the year ended December 31, 2020. For computation details regarding the distributions made during the year ended December 31, 2021, please refer to the Current Report on Form
8-K,
which the Trust filed with the Securities and Exchange Commission on December 21, 2021.

Cash and Administrative Expenses
As of December 31, 2021 the Trust had $39,262 unpaid administrative expenses for services rendered to the Trust. As of March 7, 2022, the Trust had received invoices for an aggregate of $56,036 in unpaid administrative expenses for services rendered to the Trust.
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
NOTE 3. RELATED PARTY TRANSACTIONS
The Trustees are paid in accordance with the Declaration of Trust, which provides that each Trustee shall receive annual compensation of $2,500, provided that such aggregate compensation to the Trustees as a group may not exceed 3% of the Contingent Portion amounts received by the Trust in any year. The Declaration of Trust also provides for the reimbursement of expenses reasonably incurred in the performance of a Trustee’s duties to the Trust, including clerical and administrative services. Accordingly, the Trustees are entitled to receive annual compensation and reimbursement for services performed for the Trust, including the Corporate Trustee’s services as the Registrar and Transfer Agent of the certificates representing the Trust Units. No expense is being charged or paid by the Trust for the office space and office equipment of the Corporate Trustee that is being utilized for the Trust
.
The Declaration of Trust also provides that if a Trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to the terms and conditions of the Declaration of Trust.
Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the years ended December 31, 2021 and December 31, 2020:

Trustee Fees Paid by the Trust	2021	2020
Individual Trustee fees (1)	$5,000	$5,000
Corporate Trustee fees	2,500	2,500
Corporate Trustee Transfer Agent Registrar fees (2)	15,000	15,000

Totals	$22,500	$22,500

(1)	The Individual Trustees were elected on August 29, 2013.
(2)	These services are performed by the Corporate Trustee.
NOTE 4. THE COPYRIGHT CATALOGUE
The Catalogue is estimated to be composed of over 12,000 music titles, of which approximately 1,430 produced royalty income in recent years. Based on the Listing, the Trust derives its receipts principally from copyrights established in or prior to 1960 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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
The Trust’s income is dependent, in part, on EMI’s ability to maintain its rights in the Copyrighted Songs through copyright protection. Although Copyrighted Songs may continue to generate royalty revenue after their copyrights have expired, in general as the copyrights for the Copyrighted Songs expire, less royalty income will be generated, and the size of each payment of the Contingent Portion will be reduced accordingly.
Based on the Listing, most of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “
19
09
Act
”) between 1918 and 19
71
. For copyrighted works subject to the 19
0
9
Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2013 and 2066, as set forth in the Listing.
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
NOTE 5. OTHER MATTERS
None.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934 (the “
Exchange Act
”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2021. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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
Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2021, the Trust’s internal control over financial reporting is effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)
during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
HSBC Bank, USA, N.A.
—The Corporate Trustee (or its predecessor, Marine Midland Bank) has been the Corporate Trustee of the Trust since February 1965 and is a national banking association organized under the laws of the United States.
Lee Eastman
—Mr. Eastman has been a partner at the law firm Eastman & Eastman since 1997. He is also responsible for the day to day operations of MPL Communications, Inc. and MPL Music Publishing, Inc. and is a principal of various music publishing interests. Mr. Eastman currently serves as executive vice-president on the board of Literacy Partners, Inc. Mr. Eastman graduated from Stanford University in 1992 and from Stanford Law School in 1997. He has served on the Board of Visitors and has lectured on intellectual property at Stanford Law School.

Michael E. Reiss
—Mr. Reiss has served on a number of civic, philanthropic and community boards, including the Hinsdale Central High School Foundation, the Chicago Chapter of the Cystic Fibrosis Foundation, the Discovery Science Center of Southern California and the Coach Care Medical Foundation. From 2006 until present, Mr. Reiss has been a Member of Buttonwood Tree Management, LLC and a general partner of Buttonwood Tree Value Partners, LLC, a California investment partnership with investments that include Trust Units of Mills Music Trust. From 2010 until present, Mr. Reiss has served as Trustee for the Peggy J. Wilson Declaration of Trust and the Peggy J. Wilson Irrevocable Life Insurance Trust. Mr. Reiss is responsible for fiduciary management of these trusts, including general operations, investment management and accounting oversight. From 1992 until present, Mr. Reiss has served as President of M.E. Reiss, Ltd. and Chief Administrator and Investment Advisor for the James M. Wilson and Peggy J. Wilson trusts. From 2002 until present, Mr. Reiss has been an investment member of the following companies: McHenry Ventures, LLC, McHenry IL, Lemont Ventures, LLC, Lemont, IL; Buffalo Grove Ventures, LLC, Buffalo, IL; and Green Trails Ventures, LLC, Lisle, IL. Mr. Reiss’s activities in connection with these roles include acquisition and management of commercial real estate investments in the greater Chicago area. Mr. Reiss attended Eastern Illinois University from 1982 until 1986, where he received a Bachelor of Arts degree. Prior to that, Mr. Reiss attended the University of San Diego from 1975 until 1977 and also attended the College of DuPage from 1973 until 1975, where he received an Associate’s Degree.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
To the best knowledge of the Corporate Trustee as of December 31, 2021, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Trust Units Owned	Percent of Trust Units Outstanding (1)
MPL Communications, Ltd. (2) 41 West 54th Street New York, New York 10019	79,609	28.67%
Michael Reiss (3) 104 West Chestnut Suite 356 Hinsdale, IL 60521	18,385	6.62%
First Eagle Investment Management, LLC (4) 1345 Avenue of the Americas NY, NY 10018	31,592	11.38%

(1)	Based on 277,712 Trust Units outstanding.
(2)	Lee Eastman, an Individual Trustee of the Trust, is responsible for the day to day operations of MPL Communications, Ltd.
(3)	Michael Reiss is an Individual Trustee of the Trust.
(4)	As reported on Schedule 13G/A filed with the SEC on January 30, 2015.
The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2021. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
Fees paid to Hoberman & Lesser, CPA’s, LLC for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated $28,000
in 2021. Fees paid to Cornick, Garber & Sandler, LLP for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated $28,500 in 2020.
Audit-Related Fees
$19,000
Tax Fees
None.

All Other Fees—For Quarterly Reviews of Form 10Q
$9,000
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	8-9
Statements of cash receipts and disbursements – years ended December 31, 2021 and 2020	10
Notes to statements of cash receipts and disbursements – years ended December 31, 2021 and 2020	11
2. FINANCIAL STATEMENT SCHEDULES
3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(2)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*	Furnished, not filed
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

March 31, 2022		Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, N.A.