Form 10-Q
period 2022-03-31
MILLS MUSIC TRUST
filed 2022-05-16
CIK 66496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
the Exchange Act).    Yes   ☐    No   ☒
The number of the Registrant’s Trust Units outstanding as of March 31, 2022 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED
MARCH 31, 2022 AND MARCH 31, 2021
(UNAUDITED)

	Three Months Ended March 31
	2022	2021
Receipts from EMI	$220,729	$280,912
Undistributed Cash at Beginning of Period	46	46
Disbursement—Administrative Expenses	(65,429)	(0	) (1)

Balance Available for Distribution	155,346	280,958
Cash Distributions to Unit Holders	155,300	229,797

Undistributed Cash at End of Period	$46	$51,161	(2)

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.5592	$0.8275

(1)	Administrative expenses in the aggregate amount of $51,115 attributable to the three-months ended March 31, 2021 were actually paid by the Trust on April 15, 2021.
(2)	Includes amounts reserved for administrative expenses in the aggregate amount of $51,115 attributable to the three-months ended March 31, 2021 which were actually paid by the Trust on April 15, 2021.
The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED
MARCH 31, 2022 AND MARCH 31, 2021
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
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2022 and March 31, 2021.

The Copyright Catalogue
The Catalogue is estimated to be composed of over 12,000 music titles (the “
Copyrighted Songs
”), of which approximately 1,430 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2021 calendar year (the “
Top 50 Songs
”), together with certain copyright information with respect to each of the Top 50 Songs (the “
Listing
”). A copy of the Listing, as provided by EMI, is included in the
Trust’s annual report on Form 10-K for the fiscal year ended
December 31, 2021. The Listing does not include any information regarding Copyrighted Songs for the 2022 calendar year.
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
These unaudited financial statements should be read in conjunction with the financial statement and related notes in the Trust’s Annual Report on Form 10-K for
the fiscal year ended December 31, 2021. The cash receipts and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31
	2022	2021
Corporate Trustee Fees	$625	$0
Individual Trustee Fees	1,250	0
Transfer Agent Registrar Fees (1)	3,750	0

Totals	$5,625	$0	(2)

(1)	These services are performed by the Corporate Trustee.
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
NOTE 5. SUBSEQUENT EVENTS
On October 1, 2020, the Trust engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income (“
Citrin
”), to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust for the periods beginning January 1, 2016 and ended December 31, 2020 (the “
Audit Period
”). Citrin’s final report (the “
Citrin
Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. The Trustees approved the distribution of the report to EMI on April 13, 2022.
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
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571

December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0

TOTAL	$901,880

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve favorably the ongoing dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.
Audit Report
On October 1, 2020, the Trust engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income (“
Citrin
”), to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust for the periods beginning January 1, 2016 and ended December 31, 2020 (the “
Audit Period
”). Citrin’s final report (the “
Citrin
Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. The Trustees approved the distribution of the report to EMI on April 13, 2022. The Trust can offer no assurance that it will be able to recover any of the underpayments identified in the Citrin Report.
Recent Distributions to Unit Holders
On March 30, 2022, the Trust made a distribution for the aggregate amount of $155,300 ($0.5592 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on March 30, 2022. For computation details regarding the distribution please refer to the quarterly distribution report, dated March 30, 2022, attached as Exhibit
99.1 to the Current Report on Form 8-K, which the Trust filed with the
Securities and Exchange Commission on March 30, 2022.
Cash and Administrative Expenses
As of March 31, 2022, the Trust was holding $46 in cash and had $73,268 unpaid administrative expenses for services rendered to the Trust.
Inflation
The Trust does not believe that inflation has materially affected its activities.
Liquidity and Capital Resources
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.
See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2022 and March 31, 2021.

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

May 16, 2022	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee HSBC Bank USA, NA