Form 10-Q
period 2022-06-30
MILLS MUSIC TRUST
filed 2022-08-15
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Trust Units outstanding as of June 30, 2022 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND SIX MONTHS ENDED
JUNE 30, 2022 AND JUNE 30, 2021
(UNAUDITED)

	Three Months Ended June 30			Six Months Ended June 30
	2022		2021	2022		2021
Receipts from EMI	$207,916		$240,626	$428,645		$521,538
Undistributed Cash at Beginning of Period	46		51,161 (1)	46		46
Disbursements - Administrative Expenses	(0	) (2)	(134,242)	(65,429	) (2)	(134,242)

Balance Available for Distribution	207,962		157,545	363,262		387,342
Cash Distributions to Unit Holders	(65,891)		(157,499)	(221,191)		(387,296)

Undistributed Cash at End of Period	$142,071	(3)	$46	$142,071	(3)	$46

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$0.24		$0.57	$0.80		$1.39

(1)	Includes amounts reserved for administrative expenses in the aggregate amount of $51,115 attributable to the three-months ended March 31, 2021 which were actually paid by the Trust on April 15, 2021.
(2)	Administrative expenses in the aggregate amount of $142,025, attributable to the three-months ended June 30, 2022 were actually paid by the Trust on July 5, 2022.
(3)	Includes amounts reserved for administrative expenses in the aggregate amount of $142,025 attributable to the three-months ended June 30, 2022 which were actually paid by the Trust on July 5, 2022.
The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND SIX MONTHS ENDED
JUNE 30, 2022 AND JUNE 30, 2021
(UNAUDITED)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
Mills Music Trust (the “
Trust”
) was created by a Declaration of Trust, dated December 3, 1964 (the “
Declaration of Trust”
), for the purpose of acquiring from Mills Music, Inc. (“
Old Mills”
), the rights to receive payment of a deferred contingent purchase price obligation (the “
Contingent Portion”
) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “
Catalogue”
) to a newly formed company pursuant to an asset purchase agreement dated December 5, 1964 (the “
Asset Purchase Agreement”
). Pursuant to the Asset Purchase Agreement, payment of the Contingent Portion to the Trust continues until the end of the year in which the last copyright in the Catalogue expires and cannot be renewed.
The Contingent Portion amounts are currently payable by EMI Mills Music Inc. (“
EMI”
), the owner of the copyrighted materials contained in the Catalogue. The Trust has been advised that Sony/ATV Music Publishing LLC is the administrator and manager of EMI and the Catalogue.
HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust (the “
Corporate Trustee”
), and Lee Eastman and Michael E. Reiss are the Individual Trustees of the Trust (the “
Individual Trustees
” and together with the Corporate Trustee, the “
Trustees”
).
Proceeds from Contingent Portion Payments
The Trust receives quarterly payments of the Contingent Portion from EMI and distributes the amounts it receives to the registered owners of Trust certificates (the “
Unit Holders”
) representing interests in the Trust (the “
Trust Units”
), after payment of, or withholdings in connection with, expenses and liabilities of the Trust. The Declaration of Trust provides that these are the Trust’s sole responsibilities and that the Trust is prohibited from engaging in any business activities.
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
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2022 and June 30, 2021 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

The Copyright Catalogue
The Catalogue is estimated to be composed of over 12,000 music titles (the “
Copyrighted Songs”
), of which approximately 1,430 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2021 calendar year (the “
Top 50 Songs”
), together with certain copyright information with respect to each of the Top 50 Songs (the “
Listing”
). A copy of the Listing, as provided by EMI, is included in the Trust’s annual report on Form
10-K
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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30				Six Months Ended June 30
	2022		2021		2022	2021
Corporate Trustee Fees and Expenses	$—		$1,250		$625	$1,250
Individual Trustee Fees and Expenses	—		2,500		1,250	2,500
Transfer Agent and Registrar (1)	—		7,500		3,750	7,500

TOTALS	$—	(2)	$11,250	(3)	$5,625	$11,250

(1)	These services are performed by the Corporate Trustee.
(2)
Corporate Trustee Fees of $625, Individual Trustee Fees of $1,250 and Transfer Agent Registrar Fees of $3,750 attributable to the three-months ended March 31, 2022 were actually paid by the Trust on July 5, 2022.

(3)	Includes amounts reserved for administrative expenses in the aggregate amount of $5,625 attributable to the three-months ended March 31, 2021 which were actually paid by the Trust on April 15, 2021.
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
NOTE 5. CONTINGENCY
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
”). Citrin’s final report (the “
Citrin Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. The Trust distributed the Citrin Report to EMI on April 13, 2022.
NOTE 6. SUBSEQUENT EVENTS
None.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Copyright Catalogue
The Catalogue is estimated to be composed of over 12,000 music titles, of which approximately 1,430 produced royalty income in recent years. Based on the Listing, the majority of the Trust’s receipts are derived principally from copyrights established prior to 1960 in the Unites States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in Canada and other foreign countries in which copyright is claimed.
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
Based on the Listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “
1909 Act”
) between 1918 and 1971. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2013 and 2066, as set forth in the Listing.
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
The amount of each payment of the Contingent Portion is based on a formula provided in the Asset Purchase Agreement. Prior to the first quarter of 2010, the Contingent Portion was calculated as an amount ranging from 65% to 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty expenses. In addition, the Contingent Portion was guaranteed to be at least a minimum of $167,500 per quarter (the “
Minimum Payment Obligation”
).
Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. One such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “
New Calculation Method”
). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement. As a result of the New Calculation Method not being applied, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view, by the following amounts (the “
Underpayments”
):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709

Total	$962,589

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
”). Citrin’s final report (the “
Citrin
 Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. The Trust distributed the Citrin Report to EMI on or about April 18, 2022. The Trust can offer no assurance that it will be able to recover any of the underpayments identified in the Citrin Report.
Recent Contingent Portion Payment
On May 31, 2022, the Trust received $207,916 ($0.7487 per Trust Unit) from EMI for royalty income generated by the Catalog during the first quarter of 2022, as compared to $240,626 ($0.8664 per Trust Unit) for the payment attributable to the first quarter of 2021.
Recent Distributions to Unit Holders
On June 21, 2022, the Trust made a distribution of $65,891 ($0.2373 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on June 20, 2022. For computation details regarding the distribution please refer to the quarterly distribution report, dated June 21, 2022, attached as Exhibit 99.1 to the Current Report on Form
8-K,
filed by the Trust with the Securities and Exchange Commission on June 22, 2022.
Cash and Administrative Expenses
As of June 30, 2022, the Trust was holding $142,071 in cash and had $142,025 unpaid administrative expenses for services rendered to the Trust. The full amount of such administrative expenses was attributable to the three-months ended June 30, 2022 and was actually paid by the Trust on July 5, 2022.
As of August 1, 2022, the Trust was holding $46 in cash and had $8,959 in unpaid administrative expenses for services rendered to the Trust.
Inflation
The Trust does not believe that inflation has materially affected its activities.
Liquidity and Capital Resources
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.
See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2022 and June 30, 2021.
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
and
15d-15(e)
of the Securities Exchange Act of 1934, as amended (the “
Exchange Act”
)) under the supervision and with the participation of the Trust’s management, including the Chief Financial Individual providing accounting services and the trust officers of the Corporate Trustee. Based on that evaluation, the Chief Financial Individual providing accounting services and the trust officer of the Corporate Trustee concluded that the Trust’s disclosure controls and procedures are effective.
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

August 15, 2022	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA