Form 10-Q
period 2022-09-30
MILLS MUSIC TRUST
filed 2022-11-14
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Trust Units outstanding as of September 30, 2022 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021
(UNAUDITED)

	Three Months Ended September 30			Nine Months Ended September 30
	2022		2021	2022	2021
Receipts from EMI	$451,247		$284,082	$879,892	$805,620
Undistributed Cash at Beginning of Period	142,071	(1)	46	46	46
Disbursements — Administrative Expenses	(195,418	) (1)	(68,149)	(260,847)	(202,391)

Balance Available for Distribution	397,900		215,979	619,091	603,275
Cash Distributions to Unit Holders	(397,854)		(215,933)	(619,045)	(603,229)

Undistributed Cash at End of period	$46		$46	$46	$46

Cash Distribution per Unit (based on 277,712 Trust Units outstanding)	$1.43		$0.78	$2.23	$2.17

(1)	Includes amounts reserved for administrative expenses in the aggregate amount of $142,025 attributable to the three-months ended June 30, 2022 which were actually paid by the Trust on July 5, 2022.
The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021
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
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding disbursements made to Unit Holders for the three and nine months ended September 30, 2022 and September 30, 2021 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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
”). A copy of the Listing, as provided to the Trust, is included in the Trust’s annual report on
Form 10-K
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
under the Securities Exchange Act of 1933) applicable to the Individual Trustees and the trust officers of the Corporate Trustee. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Trust at its administrative office, c/o HSBC BANK USA, N.A., Corporate Trust, Issuer Services, 452 Fifth Avenue, New York, NY. In addition, the Trust relies on the Corporate Trustee to abide by HSBC Bank, USA, N.A.’s Statement of Business Principles and Code of Ethics, which is available on the Corporate Trustee’s website at
https://www.hsbc.com/who-we-are/esg-and-responsible-business/our-conduct.
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
Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30			Nine Months Ended September 30
	2022		2021	2022	2021
Corporate Trustee Fees and Expenses	$1,250		$625	$1,875	$1,875
Individual Trustee Fees and Expenses	2,500		1,250	3,750	3,750
Transfer Agent and Registrar (1)	7,500		3,750	11,250	11,250

Total	$11,250	(2)	$5,625	$16,875	$16,875

(1)	These services are performed by the Corporate Trustee.
(2)	Includes amounts reserved for the Corporate Trustee in the aggregate amount of $5,625 attributable to the three-months ended June 30, 2022 which were actually paid by the Trust on July 5, 2022.
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
”). Citrin’s final report (the “
Citrin Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has requested additional time to review and respond to the Citrin Report. On October 3, 2022, as part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, EMI and the Trust executed a Tolling Agreement (the “
Tolling Agreement
”) pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report until June 1, 2023. For more information see “Contingent Portion Payments; Audit Report” under Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
NOTE 6. SUBSEQUENT EVENTS.
On October 3, 2022, EMI and the Trust executed the Tolling Agreement. For more information see “Contingent Portion Payments; Audit Report” under Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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
Contingent Portion Payments; Audit Report
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
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438

Total	$1,056,027

As of the date hereof, the Trust has not received the Underpayments.
In addition, on October 1, 2020, the Trust engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income (“
Citrin
”), to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust for the periods beginning January 1, 2016 and ended December 31, 2020 (the “
Audit Period
”). Citrin’s final report (the “
Citrin
Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments.
The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has requested additional time to review and respond to the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report until June 1, 2023.
The Trust can offer no assurance that it will be able to recover any of the Underpayments or other amounts identified in the Citrin Report, or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.
Recent Contingent Portion Payment

On August 30, 2022 the Trust received a Contingent Portion payment of $451,247 (or $1.6249 per Trust Unit) from EMI, which was attributable to royalty income generated by the Catalog during the second quarter of 2022, as compared to $284,082 ($1.0229 per Trust Unit) for the payment attributable to the second quarter of 2021.
Recent Distributions to Unit Holders
On September 21, 2022, the Trust made a distribution of $397,854 (or $1.4326 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on September 20, 2022. For computation details regarding the distribution please refer to the quarterly distribution report, dated September 21, 2022 attached as Exhibit 99.1 to the Current Report on
Form 8-K,
filed by the Trust with the Securities and Exchange Commission on September 21, 2022.
Cash and Administrative Expenses
As of October 25, 2022, the Trust was holding $46 in cash and had received invoices for an aggregate of $24,047 in unpaid administrative expenses for services rendered to the Trust.
Inflation
The Trust does not believe that inflation has materially affected its activities.
Liquidity and Capital Resources
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.
See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and nine months ended September 30, 2022 and September 30, 2021.
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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
The Trust is a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and is not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

10 1.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Labels Linkbase Documents

101.PRE	Inline XBRL Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2022	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA