Form 10-K
period 2022-12-31
MILLS MUSIC TRUST
filed 2023-03-31
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12-b-2
of the Act).    ☐  Yes    ☒  No
The aggregate market value of Trust Units held by
non-affiliates
as of the last day of the registrant’s most recently completed second fiscal quarter was $6,074,647.
Total Trust Units outstanding as of December 31, 2022 was 277,712.

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

EMI has provided the Trust with a listing (the “Listing”) of the top 50 earning songs in the Catalogue during the 2022 calendar year (the “Top 50 Songs”). The totals contained in the right most column of the Listing represent gross royalty payments EMI received for each of the Top 50 Songs, before it made deductions in accordance with the Asset Purchase Agreement. The Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.

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

Mills Music Top 50 Songs 2022

Rank	Song No.	Song Title	Writers	Orig © Date	Renewal Date	U.S. PD Year	Gross Rev.
1	2105974	SLEIGH RIDE (VOCAL) [WW + US Pre & Post ERT Options]	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2045	751,644.64
2	2166108	LITTLE DRUMMER BOY	KATHERINE K DAVIS (33.34), HENRY ONORATI (33.33), HARRY SIMEONE (33.33)	11/13/1958	5/12/1986	2053	727,761.30
3	2135459	STARDUST	HOAGY CARMICHAEL (50), MITCHELL PARISH (50)	1/5/1928	12/29/1955	2023	203,016.78
4	3323422	LOVESICK BLUES	CLIFF FRIEND (50), IRVING MILLS (50)	4/3/1949	4/4/1977	2044	168,609.70
5	755387	It Don’t Mean A Thing (If It Ain’t Got That Swing)	Duke Ellington (50), IRVING MILLS (50)	10/28/1932	10/28/1959	2027	106,210.90
6	3782568	EVERYBODY EATS WHEN THEY COME TO MY HOUSE	JEANNE BURNS (100)	11/26/1948	2/23/1976	2043	102,115.77
7	3150020	SLEIGH RIDE PROMENADE	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2045	89,338.30
8	3783971	HOLD ME, THRILL ME, KISS ME	HARRY NOBLE (100)	10/21/1952	9/29/1980	2047	83,012.18
9	3797340	STRAIGHTEN UP AND FLY RIGHT	NAT KING COLE (50), IRVING MILLS (50)	5/31/1944	3/17/1972	2039	80,317.16
10	2445029	MINNIE THE MOOCHER	CAB CALLOWAY (33.34), CLARENCE GASKILL (33.33), IRVING MILLS (33.33)	4/7/1931	3/27/1959	2026	71,536.98
11	755555	In A Sentimental Mood (Vocal)	Duke Ellington (50), MANNY KURTZ (25), IRVING MILLS (25)	11/29/1935	12/31/1962	2030	70,180.94
12	2395977	MOONGLOW	EDDIE DE LANGE (33.34), WILL HUDSON (33.34), IRVING MILLS (33.32)	12/31/1933	12/31/1960	2028	69,863.68
13	755507	Caravan—Vocal Version	Duke Ellington (25), IRVING MILLS (50), JUAN TIZOL (25)	4/19/1937	4/13/1965	2032	67,060.11
14	2109890	SLEIGH RIDE (INSTRUMENTAL) [WW + US Pre & Post ERT Options]	LEROY ANDERSON (100)	12/30/1948	2/23/1976	2043	64,685.65
15	2118980	THAT’S ALL	ROSETTA THARPE (100)	1948	1976	2043	49,356.18
16	3757034	SWEET LORRAINE	CLIFF BURWELL (50), MITCHELL PARISH (50)	12/31/1927	11/3/1954	2022	49,242.37
17	2104381	ST. JAMES INFIRMARY	IRVING MILLS (100)	3/4/1929	2/28/1957	2024	49,157.62
18	2452611	I CAN’T GIVE YOU ANYTHING BUT LOVE	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	3/6/1928	2/28/1956	2023	42,073.16
19	2306473	STORMY WEATHER (KEEPS RAININ’ ALL THE TIME)	HAROLD ARLEN (50), TED KOEHLER (50)	4/13/1933	12/31/1959	2028	40,613.74
20	755540	Mood Indigo	BARNEY BIGARD (33.33), Duke Ellington (33.34), IRVING MILLS (33.33)	2/21/1931	12/31/1958	2029	40,183.59
21	2436326	AIN’T MISBEHAVIN’	HARRY BROOKS (25), ANDY RAZAF (50), FATS WALLER (25)	7/8/1929	7/9/1956	2024	39,430.85
22	795188	Solitude	EDDIE DE LANGE (33.34), Duke Ellington (33.34), IRVING MILLS (33.32)	9/21/1934	9/4/1962	2029	34,808.57
23	2340125	VIEILLE CANAILLE	JACQUES PLANTE (10), SAM THEARD (90)	12/12/1929	12/12/1957	2024	34,397.29
24	3785846	STARS FELL ON ALABAMA	MITCHELL PARISH (50), FRANK S PERKINS (50)	9/14/1934	9/4/1962	2029	31,667.67
25	2110059	TYPEWRITER	LEROY ANDERSON (100)	10/6/1953	8/31/1981	2048	29,444.02
26	755513	East St. Louis Toodle-Oo	Duke Ellington (50), Bub Miley (50)	2/10/1927	3/3/1954	2049	28,673.99
27	2364046	DONA DONA (HARGAIL VERSION)	ARTHUR KEVESS (12.5), TEDDI SCHWARTZ (12.5), SHELDON SECUNDA (12.5), SHOLOM ‘SAMUEL’ SECUNDA (50), AARON ZEITLIN (12.5)	10/1/1940	5/16/1968	2030	25,928.25
28	755550	Sophisticated Lady	Duke Ellington (50), IRVING MILLS (25), MITCHELL PARISH (25)	5/31/1933	5/31/1960	2028	24,538.76
29	2448372	CAROL OF THE DRUM	KATHERINE DAVIS (100)	5/2/1941	10/2/1968	2036	24,064.58
30	3564973	SCARLET RIBBONS (FOR HER HAIR)	EVELYN DANZIG (50), JACK SEGAL (50)	12/13/1949	12/30/1976	2044	22,874.64
31	2423783	YOU RASCAL YOU	SAM THEARD (100)	12/12/1929	12/12/1957	2024	22,221.88
32	2368245	YOU CAN’T LOSE A BROKEN HEART	JAMES JOHNSON (50), FLOURNOY E MILLER (50)	9/19/1949	12/30/1976	2044	21,430.01
33	3163503	FAREWELL BLUES	PAUL MARES (33.34), LEON RAPPOLO (33.33), ELMER SCHOEBEL (33.33)	3/15/1946	3/21/1973	2041	20,472.46
34	2005264	CORRINE CORRINA	BO CHATMAN (33.34), MITCHELL PARISH (33.32), J WILLIAMS (33.34)	12/5/1929	12/3/1957	2024	20,132.70
35	755386	In A Sentimental Mood (Instr.)	DUKE ELLINGTON (100)	11/29/1935	11/29/1962	2030	19,361.87
36	2049843	I’VE GOT THE WORLD ON A STRING	HAROLD ARLEN (50), TED KOEHLER (50)	3/10/1932	11/10/1959	2027	19,324.57
37	759836	Caravan— Instrumental Version	Duke Ellington (50), JUAN TIZOL (50)	4/19/1937	4/13/1965	2032	19,224.11
38	755541	Prelude To A Kiss	Duke Ellington (33.34), IRVING GORDON (33.33), IRVING MILLS (33.33)	9/29/1938	9/8/1966	2033	19,172.45
39	2102873	BUGLER’S HOLIDAY	LEROY ANDERSON (100)	7/8/1954	2/3/1982	2049	15,226.42
40	3763648	HOW’M I DOIN’	LEMUEL FOWLER (50), DON REDMAN (50)	5/26/1932	1970	2027	14,585.68
41	2378336	I’M GETTING SENTIMENTAL OVER YOU	GEORGE BASSMAN (50), NED WASHINGTON (50)	10/21/1932	10/21/1959	2045	14,251.09
42	3798731	AMERICAN SALUTE	MORTON GOULD (100)	3/31/1943	2/17/1971	2038	13,135.40
43	3563580	RED ROSES FOR A BLUE LADY	ROY C BENNETT (50), SID TEPPER (50)	12/30/1948	1/1/1976	2043	12,695.82
44	2108433	THAT JUNGLE JAMBOREE	HARRY BROOKS (25), ANDY RAZAF (50), FATS WALLER (25)	9/17/1929	9/17/1956	2024	12,313.84
45	755505	Black And Tan Fantasy	Duke Ellington (50), Bub Miley (50)	7/16/1927	7/16/1954	2022	10,745.75
46	755519	Azure	Duke Ellington (50), IRVING MILLS (50)	11/17/1937	11/16/1964	2032	10,492.71
47	2104145	I CAN’T BELIEVE THAT YOU’RE IN LOVE WITH ME	CLARENCE GASKILL (50), JIMMY MC HUGH (50)	12/31/1926	12/16/1954	2021	9,938.49
48	3559971	CHEMINEE DU ROI RENE-BUDDE	DARIUS MILHAUD (100)	1939	1967	2034	9,827.12
49	2255641	A CHRISTMAS FESTIVAL	LEROY ANDERSON (100)	11/6/1950	12/9/1977	2045	9,434.55
50	3795728	I SURRENDER, DEAR	HARRY BARRIS (50), GORDON CLIFFORD (50)	1/14/1931	12/29/1958	2026	9,407.27

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

Calendar Period	High	Low
	$	$
2021
First Quarter	42.00	37.00
Second Quarter	42.00	39.90
Third Quarter	49.00	40.47
Fourth Quarter	66.00	42.00
2022
First Quarter	55.00	48.00
Second Quarter	50.00	40.00
Third Quarter	41.01	31.04
Fourth Quarter	43.00	36.25

Unit Holders

As of December 31, 2022 there were 106 Trust Unit holders of record. The Trust is unable to estimate the total number of persons that beneficially own Trust Units in “street name” through brokers or the other institutions which are the holders of record.

Dividends

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table under Part II, Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for the five years ended December 31, 2022 is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distributions Per Unit*
2022	$1,127,613	$800,903	$2.88
2021	$1,061,519	$830,151	$2.99
2020	$1,016,712	$789,444	$2.84
2019	$2,058,976	$1,805,109	$6.50
2018	$1,036,335	$790,184	$2.85

*	Based on 277,712 Trust Units outstanding

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

Based on the Listing, most of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1926 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2021 and 2053, as set forth in the Listing.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0

Total	$1,056,027

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust.

In addition, on October 1, 2020, the Trust engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income (“ Citrin”), to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust for the periods beginning January 1, 2016 and ended December 31, 2020 (the “Audit Period”). Citrin’s final report (the “Citrin Report”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report until June 1, 2023.

The Trust can offer no assurance that it will be able to recover any of the Underpayments or other amounts identified in the Citrin Report, or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2022, the Trust received a total of $1,127,613 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2022 calendar year. During the year ended December 31, 2021, the Trust received a total of $1,061,519 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2021 calendar year.

Recent Distributions

During the year ended December 31, 2022, the Trust made cash distributions to Unit Holders in the aggregate amount of $800,903 ($2.88 per Trust Unit), as compared to cash distributions to Unit Holders in the aggregate amount of $830,151 ($2.99 per Trust Unit) during the year ended December 31, 2021. For computation details regarding the distributions made during the year ended December 31, 2022, please refer to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 22, 2022.

Cash and Administrative Expenses

As of December 31, 2022 the Trust had an aggregate of $37,658 in unpaid administrative expenses for services rendered to the Trust. As of March 27, 2023, the Trust had received invoices for an aggregate of $87,981 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statements of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the years ended December 31, 2022 and 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm and financial statements begin on page 9 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustees and Unit Holders of Mills Music Trust
Opinion on the Financial Statements
We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust (the “Trust”) for each of the years in the two-year
period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the cash receipts and disbursements of the Trust for each of the years in the two-year
period ended December 31, 2022, in conformity with the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described in Note 1 to the financial statements.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statement
that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.
Other Matter
Attention is directed to Note 1 to the financial statements for information concerning a dispute with respect to certain amounts believed to be owed to Mills Music Trust.

We have served as the Trust’s auditor since 2020.
New York, New York
March 31, 2023

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

MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022		2021
Receipts from EMI	$1,127,613		$1,061,519
Undistributed Cash at Beginning of Year	46		46
Disbursements – Administrative Expenses	(322,335	) (1) (2)	(231,368)

Balance Available for Distribution	805,324		830,197
Cash Distributions to Unit Holders	800,903		830,151

Undistributed Cash at End of Year	$4,421	(3)	$46

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$2.88		$2.99

(1)	Includes the aggregate amount of $5,000 paid to Cornick, Garber & Sandler, LLP, the Trust’s former independent registered public accounting firm, for services rendered to the Trust in 2020.
(2)
Administrative expenses in the aggregate amount of $4,375 attributable to Corporate Trustee fees and Corporate Trustee Transfer Agent Registrar fees for the fourth quarter of 2022 were actually paid by the Trust in the first quarter of 2023.

(3)
Includes amounts reserved for administrative expenses in the aggregate amount of $4,375 attributable to Corporate Trustee fees and Corporate Trustee Transfer Agent Registrar fees for the fourth quarter of 2022 which were actually paid in the first quarter
of 2023.

See accompanying Notes to Statements of Cash Receipts and Disbursements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0

Total	$1,056,027

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
”). Citrin’s final report (the “
Citrin Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report until June 1, 2023.
The Trust can offer no assurance that it will be able to recover any of the Underpayments or other amounts identified in the Citrin Report, or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.
Unit Holder Distributions and Trust Expenses
Recent Payments
During the year ended December 31, 2022, the Trust received a total of $1,127,613 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2022 calendar year. During the year ended December 31, 2021, the Trust received a total of $1,061,519 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2021 calendar year.
Recent Distributions
During the year ended December 31, 2022, the Trust made cash distributions to Unit Holders in the aggregate amount of $800,903 ($2.88 per Trust Unit), as compared to cash distributions to Unit Holders in the aggregate amount of $830,151 ($2.99 per Trust Unit) during the year ended December 31, 2021. For computation details regarding the distributions made during the year ended December 31, 2022, please refer to the Current Report on Form
8-K,
which the Trust filed with the Securities and Exchange Commission on December 22, 2022.
Cash and Administrative Expenses
As of December 31, 2022 the Trust had an aggregate of $37,658 in unpaid administrative expenses for services rendered to the Trust. As of March 27, 2023, the Trust had received invoices for an aggregate of $89,981 in unpaid administrative expenses for services rendered to the Trust.
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
Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the years ended December 31, 2022 and December 31, 2021:

Trustee Fees Paid by the Trust	2022		2021
Individual Trustee fees (1)	$5,000		$5,000
Corporate Trustee fees	1,875	(2)	2,500
Corporate Trustee Transfer Agent Registrar fees (3)	11,250	(2)	15,000

Totals	$18,125	(2)	$22,500

(1)	The Individual Trustees were elected on August 29, 2013.
(2)
Corporate Trustee Fees in the aggregate amount of $625 and Transfer Agent Registrar Fees of $3,750, in each case attributable to the fourth quarter of 2022, were actually paid in the first quarter of 2023.

(3)	These services are performed by the Corporate Trustee.
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
”) between 1926 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2021 and 2053, as set forth in the Listing.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2022. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2022, the Trust’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)

during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Lee Eastman—Mr. Eastman is the principal lawyer at the firm of Eastman & Eastman. He is also responsible for the day to day operations of MPL Communications, Inc. and MPL Music Publishing, Inc. and is a principal of various music publishing interests. Mr. Eastman currently serves as a Trustee of Sesame Workshop. Mr. Eastman graduated from Stanford University in 1992 and from Stanford Law School in 1997. He has served on the Stanford Law School Board of Visitors and has been a guest speaker on the entertainment business at Stanford Law School.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2022, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Trust Units Owned	Percent of Trust Units Outstanding (1)
MPL Communications, Ltd.(2) 41 West 54th Street New York, New York 10019	79,609	28.67%
Michael Reiss(3) 104 West Chestnut Suite 356 Hinsdale, IL 60521	18,385	6.62%
First Eagle Investment Management, LLC(4) 1345 Avenue of the Americas NY, NY 10018	31,592	11.38%

(1)	Based on 277,712 Trust Units outstanding.
(2)	Lee Eastman, an Individual Trustee of the Trust, is responsible for the day to day operations of MPL Communications, Ltd.
(3)	Michael Reiss is an Individual Trustee of the Trust.
(4)	As reported on Schedule 13G/A filed with the SEC on January 30, 2015.

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2022. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Hoberman & Lesser, CPA’s, LLC for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated to $31,250 in 2022 and $28,000 in 2021. In addition, in 2022 the Trust paid the aggregate amount of $5,000 to Cornick, Garber & Sandler, LLP, the Trust’s former independent registered public accounting firm, for services rendered to the Trust in 2020.

Audit-Related Fees

$25,250

Tax Fees

None.

All Other Fees—For Quarterly Reviews of Form 10Q

$11,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	9-10
Statements of cash receipts and disbursements – years ended December 31, 2022 and 2021	11
Notes to statements of cash receipts and disbursements – years ended December 31, 2022 and 2021	12
2. FINANCIAL STATEMENT SCHEDULES
3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(2)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*	Furnished, not filed

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

March 31, 2023		Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, N.A.