Form 10-Q
period 2023-03-31
MILLS MUSIC TRUST
filed 2023-05-15
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Registrant’s telephone number, including area code:
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
the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Trust Units outstanding as of March 31, 2023 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED
MARCH 31, 2023 AND MARCH 31, 2022
(UNAUDITED)

	Three Months Ended March 31
	2023		2022
Receipts from EMI	$272,831		$220,729
Undistributed Cash at Beginning of Period	4,421	(1)	46
Disbursement—Administrative Expenses	(92,356	) (1)	(65,429)
Balance Available for Distribution	184,896		155,346
Cash Distributions to Unit Holders	184,850		155,300

Undistributed Cash at End of Period	$46		$46

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.6656		$0.5592
The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

(1)
Includes amounts reserved for administrative expenses in the aggregate amount of $4,375 attributable to Corporate Trustee fees and Corporate Agent Registrar fees for the fourth quarter of 2022 which were actually paid in the first quarter of 2023.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED
MARCH 31, 2023 AND MARCH 31, 2022
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
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2023 and March 31, 2022.

The Copyright Catalogue
The Catalogue is estimated to be composed of over 12,000 music titles (the “
Copyrighted Songs
”), of which approximately 1,430 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2022 calendar year (the “
Top 50 Songs
”), together with certain copyright information with respect to each of the Top 50 Songs (the “
Listing
”). A copy of the Listing, as provided by EMI, is included in the Trust’s annual report on Form
10-K
for the fiscal year ended December 31, 2022. The Listing does not include any information regarding Copyrighted Songs for the 2023 calendar year.
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
for the fiscal year ended December 31, 2022. The cash receipts and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
NOTE 4. RELATED PARTY TRANSACTIONS
The Trustees are paid in accordance with the Declaration of Trust, which provides that each Trustee shall receive annual compensation of $2,500, provided that such aggregate compensation to the Trustees as a group may not exceed 3
% of the Contingent Portion amounts received by the Trust in any year. The Declaration of Trust also provides for the reimbursement of expenses reasonably incurred in the performance of a Trustee’s duties to the Trust, including clerical and administrative services. Accordingly, the Trustees are entitled to receive annual compensation and reimbursement for services performed for the Trust, including the Corporate Trustee’s services as the Registrar and Transfer Agent of the certificates representing the Trust Units. The Declaration of Trust also provides that if a Trustee performs unusual or extraordinary services, reasonable compensation for such services shall be paid, subject to the terms and conditions of the Declaration of Trust.

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31
	2023		2022
Corporate Trustee Fees	$1,250		$625
Individual Trustee Fees	1,250		1,250
Transfer Agent Registrar Fees(1)	7,500		3,750

Totals	$10,000	(2)	$5,625

(1)	These services are performed by the Corporate Trustee.
(2)
Corporate Trustee Fees in the aggregate amount of $625 and Transfer Agent Registrar Fees in the aggregate amount of $3,750, in each case attributable to the fourth quarter of 2022, were actually paid in the first quarter of 2023.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148

September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908

Total	$1,100,935

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

Recent Distributions to Unit Holders

On March 27, 2023, the Trust made a distribution for the aggregate amount of $184,850 ($0.6656 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on March 26, 2023. For computation details regarding the distribution please refer to the quarterly distribution report, dated March 27, 2023, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 27, 2023.

Cash and Administrative Expenses

As of March 31, 2023, the Trust was holding $46 in cash and had $0 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2023 and March 31, 2022.

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

May 15, 2023	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee HSBC Bank USA, NA