Form 10-Q
period 2023-06-30
MILLS MUSIC TRUST
filed 2023-08-14
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Trust Units outstanding as of June 30, 2023 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND SIX MONTHS ENDED
JUNE 30, 2023 AND JUNE 30, 2022
(UNAUDITED)

	Three Months Ended June 30				Six Months Ended June 30
	2023		2022		2023		2022
Receipts from EMI	$216,119		$207,916		$488,950		$428,645
Undistributed Cash at Beginning of Period	46		46		46		46
Disbursements - Administrative Expenses	(81,487	) (1)	(0	) (3)	(169,468	) (1)	(65,429	) (3)

Balance Available for Distribution	134,678		207,962		319,528		363,262
Cash Distributions to Unit Holders	(105,297)		(65,891)		(290,147)		(221,191)

Undistributed Cash at End of Period	$29,382	(2)	$142,071	(4)	$29,382	(2)	$142,071	(4)

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$0.38		$0.24		$1.05		$0.80

(1)	Administrative expenses in the aggregate amount of $29,334 attributable to the three-months ended June 30, 2023 were actually paid by the Trust in July 2023.
(2)	Includes amounts reserved for administrative expenses in the aggregate amount of $29,334 attributable to the three-months ended June 30, 2023 which were actually paid by the Trust in July 2023.
(3)	Administrative expenses in the aggregate amount of $142,025, attributable to the three-months ended June 30, 2022 were actually paid by the Trust on July 5, 2022.
(4)	Includes amounts reserved for administrative expenses in the aggregate amount of $142,025 attributable to the three-months ended June 30, 2022 which were actually paid by the Trust on July 5, 2022.
The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND SIX MONTHS ENDED
JUNE 30, 2023 AND JUNE 30, 2022
(UNAUDITED)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
Mills Music Trust (the “
Trust
”) was created by a Declaration of Trust, dated December 3, 1964 (the “
Declaration of Trust
”), for the purpose of acquiring from Mills Music, Inc. (“
Old Mills
”), the rights to receive payment of a deferred contingent purchase price obligation (the “
Contin
g
ent Portion
”) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “
Catalo
g
ue
”) to a newly formed company pursuant to an asset purchase agreement dated December 5, 1964 (the “
Asset Purchase A
g
reement
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
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2023 and June 30, 2022 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.
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
Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30				Six Months Ended June 30
	2023		2022		2023		2022
Corporate Trustee Fees and Expenses	0		$0		1,250		$625
Individual Trustee Fees and Expenses	1,250		0		2,500		1,250
Transfer Agent and Registrar Fees and Expenses (1)	0		0		7,500		3,750

TOTALS	$1,250	(2)	$0	(3)	$11,250	(2)	$5,625	(3)

(1)	These services are performed by the Corporate Trustee.
(2)
Corporate Trustee Fees and Expenses of $625 and Transfer Agent Registrar Fees and Expenses of $3,750 attributable to the three- and six-months
ended June 30, 2023 were actually paid by the Trust in July 2023.

(3)
Corporate Trustee Fees and Expenses of $625, Individual Trustee Fees and Expenses of $1,250 and Transfer Agent Registrar Fees and Expenses of $3,750 attributable to the three- and six-months
ended March 31, 2022 were actually paid by the Trust on July 5, 2022.

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

Based on the Listing, the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1926 and 1958. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2021 and 2053, as set forth in the Listing.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491

Total	$1,138,426

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any of the Underpayments or that it will resolve favorably the on-going dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

In addition, on October 1, 2020, the Trust engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income (“Citrin”), to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust for the periods beginning January 1, 2016 and ended December 31, 2020 (the “Audit Period”). Citrin’s final report (the “Citrin Report”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report until June 1, 2023. On or about May 17, 2023, EMI and the Trust agreed to extend the tolling period through November 30, 2023.

The Trust can offer no assurance that it will be able to recover any of the Underpayments or other amounts identified in the Citrin Report, or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Recent Contingent Portion Payment

On June 1, 2023, the Trust received $216,119 ($0.7782 per Trust Unit) from EMI for royalty income generated by the Catalog during the first quarter of 2023, as compared to $207,916 ($0.7487 per Trust Unit) for the payment attributable to the first quarter of 2022.

Recent Distributions to Unit Holders

On June 26, 2023, the Trust made a distribution of $105,297 ($0.3791 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on June 25, 2023. For computation details regarding the distribution please refer to the quarterly distribution report, dated June 26, 2023, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on June 26, 2023.

Cash and Administrative Expenses

As of July 24, 2023, the Trust was holding $46 in cash and had $0 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2023 and June 30, 2022.

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

Controls and Procedures

As of the end of the period covered by this quarterly report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of the Trust’s management, including the Chief Financial Individual providing accounting services and the trust officers of the Corporate Trustee. Based on that evaluation, the Chief Financial Individual providing accounting services and the trust officer of the Corporate Trustee concluded that the Trust’s disclosure controls and procedures are effective.

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

August 14, 2023	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett Trust Officer of the Corporate Trustee HSBC Bank USA, NA