Form 10-Q
period 2023-09-30
MILLS MUSIC TRUST
filed 2023-11-14
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
of the Exchange Act). Yes ☐ No ☒
The number of the Registrant’s Trust Units outstanding as of September 30, 2023 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022
(UNAUDITED)

	Three Months Ended September 30				Nine Months Ended September 30
	2023		2022		2023		2022
Receipts from EMI	$467,307		$451,247		$956,256		$879,892
Undistributed Cash at Beginning of Period	29,382	(1)	142,071	(2)	4,421	(3)	46
Disbursements — Administrative Expenses	(100,834	) (1)	(195,418	) (2)	(274,675	) (3)	(260,847)

Balance Available for Distribution	395,855		397,900		686,002		619,091
Cash Distributions to Unit Holders	(395,809)		(397,854)		(685,956)		(619,045)

Undistributed Cash at End of period	$46		$46		$46		$46

Cash Distribution per Unit (based on 277,712 Trust Units outstanding)	$1.43		$1.43		$2.47		$2.23

(1)	Includes amounts reserved for administrative expenses in the aggregate amount of $29,334 attributable to the three-months ended June 30, 2023, which were actually paid by the Trust in July 2023 .
(2)	Includes amounts reserved for administrative expenses in the aggregate amount of $142,025 attributable to the three-months ended June 30, 2022, which were actually paid by the Trust in July 2022.
(3)	Includes amounts reserved for administrative expenses in the aggregate amount of $4,375 attributable to the fourth quarter of 2022, which were actually paid by the Trust in the first quarter of 2023.
The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022
(UNAUDITED)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
Mills Music Trust (the “
Trust”
) was created by a Declaration of Trust, dated December 3, 1964 (the “
Declaration of Trust”
), for the purpose of acquiring from Mills Music, Inc. (“
Old Mills
”)
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
), and Lee Eastman and Michael E. Reiss are the Individual Trustees of the Trust (the “
Individual Trustees”
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
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding cash disbursements made to Unit Holders for the three and nine months ended September 30, 2023 and September 30, 2022 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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
by EMI
, is included in the Trust’s annual report on Form
10-K
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
Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30				Nine Months Ended September 30
	2023		2022		2023		2022
Corporate Trustee Fees and Expenses	$1,250		$1,250		$2,500		$1,875
Individual Trustee Fees and Expenses	1,250		2,500		3,750		3,750
Transfer Agent and Registrar (1)	7,500		7,500		15,000		11,250

Total	$10,000	(2)	$11,250	(3)	$21,250	(4)	$16,875

(1)	These services are performed by the Corporate Trustee.
(2)
Includes amounts for the Corporate Trustee
, and
T
ransfer
A
gent and
R
egistrar fees,
in the aggregate amount of $4,375 attributable to the three-months ended June 30, 202
3
,
which were actually paid by the Trust
in
July
2023
.

(3)
Includes amounts for the Corporate Trustee
, Individual Trustees and the Transfer Agent and Registrar Fees

in the aggregate amount of $5,625 attributable to the three-months ended June 30, 2022, which were actually paid by the Trust in July 2022.

(4)
Includes amounts for the Corporate Trustee, and Transfer Agent and Registrar fees, in the aggregate amount of $4,375 attributable to the fourth quarter of 2022, which were actually paid in the first quarter of 2023.

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
NOTE 5. SUBSEQUENT EVENTS.
On November 7, 2023, EMI and the Trust agreed to further extend the suspension of the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report (defined below) until May 31, 2024. For more information regarding the Citrin Report and the asserted royalty omissions and expense over-deductions from the Contingent Portion asserted therein, see “Contingent Portion Payments” under Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213

Total	$1,269,639

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust.

In addition, on October 1, 2020, the Trust engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income (“Citrin”), to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust for the periods beginning January 1, 2016 and ended December 31, 2020 (the “Audit Period”). Citrin’s final report (the “Citrin Report”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report until June 1, 2023. On or about May 17, 2023, EMI and the Trust agreed to extend the tolling period through November 30, 2023, and on November 7, 2023, the parties agreed to further extend the tolling period through May 31, 2024. As of the date hereof, the parties are in discussions to further extend the tolling period.

The Trust can offer no assurance that it will be able to recover any of the Underpayments or other amounts identified in the Citrin Report, or that it will favorably resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Recent Contingent Portion Payment

On September 7, 2023 the Trust received a Contingent Portion payment of $467,307 (or $1.6827 per Trust Unit) from EMI, which was attributable to royalty income generated by the Catalog during the second quarter of 2023, as compared to $451,247 (or $1.6249 per Trust Unit) for the payment attributable to the second quarter of 2022.

Recent Distributions to Unit Holders

On September 26, 2023, the Trust made a distribution of $395,809 (or $1.4253 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on September 25, 2023. For computation details regarding the distribution please refer to the quarterly distribution report, dated September 26, 2023 attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on September 26, 2023.

Cash and Administrative Expenses

As of October 16, 2023, the Trust was holding $46 in cash and had received invoices for an aggregate of $1,623 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and nine months ended September 30, 2023 and September 30, 2022.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the trust officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*	Certification by the trust officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Labels Linkbase Documents

101.PRE	Inline XBRL Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2023	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA