Form 10-K
period 2023-12-31
MILLS MUSIC TRUST
filed 2024-04-01
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2023
OR
☐
 TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission file number
000-02123

MILLS MUSIC TRUST
(Exact name of registrant as specified in its charter)

New York	13-6183792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o HSBC BANK USA, N.A., Corporate Trust, Issuer Services
66 Hudson Boulevard East, New York, NY	10001
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:
212-
525-134
9
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
as of the last day of the registrant’s most recently completed second fiscal quarter was $5,431,780.
Total Trust Units outstanding as of December 31, 2023 was 277,712.

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

HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust (the “Corporate Trustee”) and Lee Eastman is the Individual Trustee of the Trust (the “Individual Trustee” and together with the Corporate Trustee, the “Trustees”).

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

The Copyright Catalogue

The Catalogue is estimated to be composed of over 12,000 music titles (the “Copyrighted Songs”), of which approximately 1,430 produced royalty income in recent years. Based on information which EMI provided to the Trust, most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of the Copyrighted Songs with copyrights established primarily in or prior to 1960.

EMI has provided the Trust with a listing (the “Listing”) of the top 50 earning songs in the Catalogue during the 2023 calendar year (the “Top 50 Songs”). The totals contained in the right most column of the Listing represent gross royalty payments EMI received for each of the Top 50 Songs, before it made deductions in accordance with the Asset Purchase Agreement. The Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.

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

Mills Music Top 50 Songs 2023

Rank	Song No.	Song Title	Writers	Orig © Date	Renewal Date	U.S. PD Year	Gross Rev.
1	2105974	SLEIGH RIDE (VOCAL) [WW + US Pre & Post ERT Options]	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2045	1,086,223.41
2	2166108	LITTLE DRUMMER BOY	KATHERINE K DAVIS (33.34), HENRY ONORATI (33.33), HARRY SIMEONE (33.33)	11/13/1958	5/12/1986	2053	528,022.18
3	2135459	STARDUST	HOAGY CARMICHAEL (50), MITCHELL PARISH (50)	1/5/1928	12/29/1955	2023	285,401.68
4	3323422	LOVESICK BLUES	CLIFF FRIEND (50), IRVING MILLS (50)	4/3/1949	4/4/1977	2044	284,719.20
5	759836	Caravan - Instrumental Version	Duke Ellington (50), JUAN TIZOL (50)	4/19/1937	4/13/1965	2032	222,431.97
6	3150020	SLEIGH RIDE PROMENADE	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2046	175,968.17
7	755387	It Don’t Mean A Thing (If It Ain’t Got That Swing)	Duke Ellington (50), IRVING MILLS (50)	10/28/1932	10/28/1959	2027	128,928.04
8	2306473	STORMY WEATHER (KEEPS RAININ’ ALL THE TIME)	HAROLD ARLEN (50), TED KOEHLER (50)	4/13/1933	12/31/1959	2028	123,505.94
9	755507	Caravan - Vocal Version	Duke Ellington (25), IRVING MILLS (50), JUAN TIZOL (25)	4/19/1937	4/13/1965	2032	105,484.94
10	795188	Solitude	EDDIE DE LANGE (33.34), Duke Ellington (33.34), IRVING MILLS (33.32)	9/21/1934	9/4/1962	2029	98,570.69
11	2109890	SLEIGH RIDE (INSTRUMENTAL) [WW + US Pre & Post ERT Options]	LEROY ANDERSON (100)	12/30/1948	2/23/1976	2043	79,979.87
12	755540	Mood Indigo	BARNEY BIGARD (33.33), Duke Ellington (33.34), IRVING MILLS (33.33)	2/21/1931	12/31/1958	2029	78,306.75
13	3797340	STRAIGHTEN UP AND FLY RIGHT	NAT KING COLE (50), IRVING MILLS (50)	5/31/1944	3/17/1972	2039	76,372.10
14	2104381	ST. JAMES INFIRMARY	IRVING MILLS (100)	3/4/1929	2/28/1957	2024	69,327.75
15	2293738	BLACK AND BLUE	HARRY BROOKS (33.33), ANDY RAZAF (33.33), FATS WALLER (33.34)	8/20/1929	8/20/1959	2024	69,046.35
16	755555	In A Sentimental Mood (Vocal)	Duke Ellington (50), MANNY KURTZ (25), IRVING MILLS (25)	11/29/1935	12/31/1962	2030	63,498.24
17	2445029	MINNIE THE MOOCHER	CAB CALLOWAY (33.34), CLARENCE GASKILL (33.33), IRVING MILLS (33.33)	4/7/1931	3/27/1959	2026	60,398.09
18	2395977	MOONGLOW	EDDIE DE LANGE (33.34), WILL HUDSON (33.34), IRVING MILLS (33.32)	12/31/1933	12/31/1960	2028	52,966.44
19	3783971	HOLD ME, THRILL ME, KISS ME	HARRY NOBLE (100)	10/21/1952	9/29/1980	2047	52,312.44
20	2436326	AIN’T MISBEHAVIN’	HARRY BROOKS (25), ANDY RAZAF (50), FATS WALLER (25)	7/8/1929	7/9/1956	2024	49,514.86
21	2102873	BUGLER’S HOLIDAY	LEROY ANDERSON (100)	7/8/1954	2/3/1982	2049	44,037.28
22	2290245	SHAKIN’ ALL OVER	FRED HEATH (100)	7/8/1960	1/11/1988	2055	40,785.00
23	2049843	I’VE GOT THE WORLD ON A STRING	HAROLD ARLEN (50), TED KOEHLER (50)	3/10/1932	11/10/1959	2027	36,215.67
24	2005264	CORRINE CORRINA	BO CHATMAN (33.34), MITCHELL PARISH (33.32), J WILLIAMS (33.34)	12/5/1929	12/3/1957	2024	32,294.56
25	3757034	SWEET LORRAINE	CLIFF BURWELL (50), MITCHELL PARISH (50)	12/31/1927	11/3/1954	2022	31,983.12
26	2011720	SMOKE RINGS	GENE GIFFORD (50), NED WASHINGTON (50)	3/31/1933	4/1/1960	2028	31,679.27
27	755386	In A Sentimental Mood (Instr.)	DUKE ELLINGTON (100)	11/29/1935	11/29/1962	2030	31,552.60
28	3785846	STARS FELL ON ALABAMA	MITCHELL PARISH (50), FRANK S PERKINS (50)	9/14/1934	9/4/1962	2029	31,536.30
29	2423783	YOU RASCAL YOU	SAM THEARD (100)	12/12/1929	12/12/1957	2024	30,253.80
30	2110059	TYPEWRITER	LEROY ANDERSON (100)	10/6/1953	8/31/1981	2048	29,559.34
31	2452611	I CAN’T GIVE YOU ANYTHING BUT LOVE	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	3/6/1928	2/28/1956	2023	29,323.46
32	755399	Rockin’ In Rhythm	HARRY CARNEY (33.33), Duke Ellington (33.33), IRVING MILLS (33.34)	4/9/1931	4/7/1959	2026	28,380.31
33	6270872	The Devil’s Song (contains sample of MINNIE THE MOOCHER)	CAB CALLOWAY (16.67), CLARENCE GASKILL (16.66), IRVING MILLS (16.67), Ego Plum (17.5), Dave Wasson (32.5)	2/18/2022	N/A	2118	27,777.78
34	3564973	SCARLET RIBBONS (FOR HER HAIR)	EVELYN DANZIG (50), JACK SEGAL (50)	12/13/1949	12/30/1976	2044	25,023.88
35	755550	Sophisticated Lady	Duke Ellington (50), IRVING MILLS (25), MITCHELL PARISH (25)	5/31/1933	5/31/1960	2028	23,593.99
36	755541	Prelude To A Kiss	Duke Ellington (33.34), IRVING GORDON (33.33), IRVING MILLS (33.33)	9/29/1938	9/8/1966	2033	22,541.49
37	3782568	EVERYBODY EATS WHEN THEY COME TO MY HOUSE	JEANNE BURNS (100)	11/26/1948	2/23/1976	2043	21,841.10
38	2368245	YOU CAN’T LOSE A BROKEN HEART	JAMES JOHNSON (50), FLOURNOY E MILLER (50)	9/19/1949	12/30/1976	2044	21,146.01
39	2378336	I’M GETTING SENTIMENTAL OVER YOU	GEORGE BASSMAN (50), NED WASHINGTON (50)	10/21/1932	10/21/1959	2045	18,055.23
40	2446959	STRANGE THINGS HAPPENING EVERYDAY	ROSETTA THARPE (100)	12/23/1938	12/22/1966	2033	17,579.33
41	2118980	THAT’S ALL	ROSETTA THARPE (100)	4/24/1905	5/22/1905	2039	17,357.92
42	2255641	A CHRISTMAS FESTIVAL	LEROY ANDERSON (100)	11/6/1950	12/9/1977	2045	15,759.24
43	3798731	AMERICAN SALUTE	MORTON GOULD (100)	3/31/1943	2/17/1971	2038	15,229.79
44	2448372	CAROL OF THE DRUM	KATHERINE DAVIS (100)	5/2/1941	10/2/1968	2036	15,142.79
45	3765005	DANCE OF THE LAME DUCK	GENE GIFFORD (100)	6/22/1933	6/19/1961	2028	15,021.33
46	3757027	CABIN IN THE COTTON	MITCHELL PARISH (50), FRANK S PERKINS (50)	4/15/1905	6/10/1905	2027	15,012.29
47	3559542	JUNGLE MADNESS	CHAPPIE WILLETT (100)	5/25/1937	5/24/1965	2032	15,000.57
48	3324263	DIZZY FINGERS	EDWARD E CONFREY (100)	11/17/1923	11/14/1951	2018	14,145.01
49	2104145	I CAN’T BELIEVE THAT YOU’RE IN LOVE WITH ME	CLARENCE GASKILL (50), JIMMY MC HUGH (50)	12/31/1926	12/16/1954	2021	13,934.52
50	3739784	JAMAICA SHOUT	COLEMAN HAWKINS (50), HORACE HENDERSON (50)	7/5/1934	7/3/1962	2029	12,820.66

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Trust does not have any material internal operations of its own that face material cybersecurity threats and is not a regulated financial institution subject to mandatory cybersecurity compliance under New York law (including, without limitation, the New York Code, Rules and Regulations), and therefore has not adopted any cybersecurity risk management program or formal processes for assessing or monitoring cybersecurity risk. However, the Trust does depend on the digital technologies of the Corporate Trustee and third parties, including EMI, Sony/ATV and their respective affiliates’ information systems, infrastructure and cloud applications and services. Any sophisticated and deliberate attacks on, or security breaches in, the systems, infrastructure or cloud that benefit the Trust, including those of the Corporate Trustee and third parties, could lead to corruption, misappropriation or miscalculation of the gross royalty income arising from the Catalogue (or calculation of the Contingent Portion related thereto) and/or the Trust’s assets, proprietary information and sensitive or confidential data. Because of the Trust’s reliance on the technologies of the Corporate Trustee and third parties including EMI, Sony/ATV, their respective affiliates, the Trust also depends upon the personnel and the processes of such parties to protect against cybersecurity threats arising from their own operations in the ordinary course of their respective businesses. The Trust does not employ any operating personnel and has not contracted for the development of processes of its own for the purpose of data security protections and as such may not adequately protect against, or investigate and/or remediate any vulnerability to, cyber incidents. To the best knowledge of the Trustees, as of December 31, 2023, risks from cybersecurity threats, including any previous cybersecurity incidents, have not materially affected the Trust, but it is possible that any of these occurrences, or a combination of them, could have material adverse consequences on the Trust, including its results of operations or financial condition.

ITEM 2. PROPERTIES

The Trust does not own any property. The administrative office of the Trust is located at the offices of the Corporate Trustee, HSBC Bank, USA, N.A., Corporate Trust Issuer Services, 66 Hudson Boulevard East, New York, New York 10001. Except for fees paid to the Corporate Trustee in accordance with the Declaration of Trust, no expense is being charged or paid by the Trust for the office space and office equipment of the Corporate Trustee that is being utilized for the Trust. See Note 3, “Related Party Transactions,” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding payments by the Trust to the Trustees.

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

Calendar Period	High	Low
2022
First Quarter	$55.00	$48.00
Second Quarter	$50.00	$40.00
Third Quarter	$41.01	$31.04
Fourth Quarter	$43.00	$36.25
2023
First Quarter	$45.00	$38.50
Second Quarter	$41.25	$36.31
Third Quarter	$40.00	$33.57
Fourth Quarter	$36.50	$34.00

Unit Holders

As of December 31, 2023 there were 104 Trust Unit holders of record. The Trust is unable to estimate the total number of persons that beneficially own Trust Units in “street name” through brokers or the other institutions which are the holders of record.

Dividends

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table under Part II, Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below for the five years ended December 31, 2023 is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report to fully understand factors that may affect the comparability of the information presented below.

Year Ended December 31	Receipts From EMI	Cash Distributions to Unit Holders	Cash Distributions Per Unit*
2023	$1,237,548	$863,852	$3.11
2022	$ 1,127,613	$800,903	$2.88
2021	$ 1,061,519	$830,151	$2.99
2020	$ 1,016,712	$789,444	$2.84
2019	$ 2,058,976	$1,805,109	$6.50

*	Based on 277,712 Trust Units outstanding

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

Based on the Listing, most of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1926 and 1960. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2018 and 2118, as set forth in the Listing.

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

Quarterly Payment Period	Amount of Deficiency ($)
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761

Total	$1,310,400

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

Unit Holder Distributions and Trust Expenses

Recent Payments

During the year ended December 31, 2023, the Trust received a total of $1,237,548 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2023 calendar year. During the year ended December 31, 2022, the Trust received a total of $1,127,613 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2022 calendar year.

Recent Distributions

During the year ended December 31, 2023, the Trust made cash distributions to Unit Holders in the aggregate amount of $863,852 ($3.11 per Trust Unit), as compared to cash distributions to Unit Holders in the aggregate amount of $800,903 ($2.88 per Trust Unit) during the year ended December 31, 2022. For computation details regarding the distributions made during the year ended December 31, 2023, please refer to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on December 22, 2023.

Cash and Administrative Expenses

As of December 31, 2023 the Trust had an aggregate of $16,605 in unpaid administrative expenses for services rendered to the Trust. As of March 15, 2024, the Trust had received invoices for an aggregate of $132,887 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statements of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the years ended December 31, 2023 and 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustees and Unit Holders of Mills Music Trust
Opinion on the Financial Statements
We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust (the “Trust”) for each of the years in the two-year
period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the cash receipts and disbursements of the Trust for each of the years in the two-year
period ended December 31, 2023, in conformity with the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described in Note 1 to the financial statements.
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
April 1, 2024

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

MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023		2022
Receipts from EMI	$1,237,548		$1,127,613
Undistributed Cash at Beginning of Year	4,421	(3)	46
Disbursements – Administrative Expenses	(378,071)		(322,335	) (1) (2)

Balance Available for Distribution	863,898		805,324
Cash Distributions to Unit Holders	863,852		800,903

Undistributed Cash at End of Year	$46		$4,421	(3)

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$3.11		$2.88

(1)	Includes the aggregate amount of $5,000 paid to Cornick, Garber & Sandler, LLP, the Trust’s former independent registered public accounting firm, for services rendered to the Trust in 2020.
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
YEARS ENDED DECEMBER 31, 2023 AND 2022
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
”) and Lee Eastman is the
Individual
Trustee of the Trust (the “
Individual Trustee
” and together with the Corporate Trustee, the “
Trustees
”)..
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
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency ($)
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761

Total	$1,310,400

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
Unit Holder Distributions and Trust Expenses
Recent Payments
During the year ended December 31, 2023, the Trust received a total of $1,237,548 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2023 calendar year. During the year ended December 31, 2022, the Trust received a total of $1,127,613 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2022 calendar year.
Recent Distributions
During the year ended December 31, 2023, the Trust made cash distributions to Unit Holders in the aggregate amount of $863,852 ($3.11 per Trust Unit), as compared to cash distributions to Unit Holders in the aggregate amount of $800,903 ($2.88 per Trust Unit) during the year ended December 31, 2022. For computation details regarding the distributions made during the year ended December 31, 2023, please refer to the Current Report on Form
8-K,
which the Trust filed with the Securities and Exchange Commission on December 22, 2023.
Cash and Administrative Expenses
As of December 31, 2023 the Trust had an aggregate of $16,605 in unpaid administrative expenses for services rendered to the Trust. As of March 15, 2024, the Trust had received invoices for an aggregate of $132,887 in unpaid administrative expenses for services rendered to the Trust.
Accounting Policies
Payments from EMI to the Trust of the Contingent Portion are typically made in March, June, September and December for the prior calendar quarter. The payments received are accounted for on a cash basis, as are expenses. The Declaration of Trust provides for the distribution of all funds received by the Trust to the Unit Holders after expenses are paid.

The Trust’s financial statements reflect only cash transactions and do not include transactions that would be recorded in financial statements presented on the accrual basis of accounting, as contemplated by generally a ccepte
d accounting principl
es in t
he United States. The Trust does not prepare a balance sheet or a statement of cash flows.
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
Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the years ended December 31, 2023 and December 31, 2022:

Trustee Fees Paid by the Trust	2023		2022
Individual Trustee fee s (1)	$5,000		$5,000
Corporate Trustee fees	3,125	(2)	1,875	(2)
Corporate Trustee Transfer Agent Registrar fees (3)	18,750	(2)	11,250	(2)

Totals	$26,875	(2)	$18,125	(2)

(1)	The Individual Trustees were elected on August 29, 2013.
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
Based on the Listing, most of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “
1909 Act”
) between 1926 and 1960. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2018 and 2118, as set forth in the Listing.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2023. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2023, the Trust’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust and Lee Eastman is the Individual Trustee of the Trust. Pursuant to the Declaration of Trust, Trustees of the Trust serve until their removal or resignation, or in the case of Individual Trustees, their incapacity or death. Michael Reiss resigned as an Individual Trustee of the Trust effective as of March 15, 2024, and his Individual Trustee seat is vacant as of April 1, 2024. For more information regarding his resignation please refer to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 21, 2024.

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

Code of Ethics

On December 23, 2014, the Trust adopted a code of ethics (as defined in Item 406 of Regulation S-K under the Securities Act of 1933) applicable to the Individual Trustees and the trust officers of the Corporate Trustee. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Trust at its administrative office, c/o HSBC BANK USA, N.A., Corporate Trust, Issuer Services, 66 Hudson Boulevard East, New York, NY 10001. In addition, the Trust relies on the Corporate Trustee to abide by HSBC Bank, USA, N.A.’s Statement of Business Principles and Code of Ethics, which is available on the Corporate Trustee’s website at https://www.hsbc.com/who-we-are/esg-and-responsible-business/our-conduct.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2023, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

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
(3)

Michael Reiss was an an Individual Trustee of the Trust as of December 31, 2023. He resigned as an Individual Trustee effective as of March 15, 2024. For more information regarding his resignation please refer to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 21, 2024.

(4)	As reported on Schedule 13G/A filed with the SEC on January 30, 2015.

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2023. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust does not have, nor does the Declaration of Trust provide for a board of directors. Pursuant to the Declaration of Trust, trustees of the Trust serve until their removal or resignation, or in the case of individual trustees, their incapacity or death. The Trustees are paid only in accordance with the Declaration of Trust. See Note 3, “Related Party Transactions” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding payments by the Trust to the Trustees in accordance with the Declaration of Trust.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Hoberman & Lesser, CPA’s, LLC for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated to $30,500 in 2023 and $31,250 in 2022. In addition, in 2022 the Trust paid the aggregate amount of $5,000 to Cornick, Garber & Sandler, LLP, the Trust’s former independent registered public accounting firm, for services rendered to the Trust in 2020.

Audit-Related Fees

$22,000

Tax Fees

$0

All Other Fees—For Quarterly Reviews of Form 10Q

$8,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 694)	9
Statements of cash receipts and disbursements – years ended December 31, 2023 and 2022	10
Notes to statements of cash receipts and disbursements – years ended December 31, 2023 and 2022	11
2. FINANCIAL STATEMENT SCHEDULES
3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(2)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*	Furnished, not filed

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

April 1, 2024		Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, N.A.