Form 10-Q
period 2024-03-31
MILLS MUSIC TRUST
filed 2024-05-15
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
66 Hudson Boulevard East, New York,
NY
10001
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
of the Exchange Act). Yes ☐ No ☒
The number of the Registrant’s Trust Units outstanding as of March 31, 2024 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED
MARCH 31, 2024 AND MARCH 31, 2023
(UNAUDITED)

	Three Months Ended March 31
	2024	2023
Receipts from EMI	$288,427	$272,831
Undistributed Cash at Beginning of Period	46	4,421	(1)
Disbursement—Administrative Expenses	(132,887)	(92,356	) (1)

Balance Available for Distribution	155,586	184,896
Cash Distributions to Unit Holders	155,540	184,850

Undistributed Cash at End of Period	$46	$46

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.5601	$0.6656
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
MARCH 31, 2024 AND MARCH 31, 2023
(UNAUDITED)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
Mills Music Trust (the “
Trust”
) was created by a Declaration of Trust, dated December 3, 1964 (the “
Declaration of Trust”
), for the purpose of acquiring from Mills Music, Inc. (“
Old Mills”
), the right to receive payment of a deferred contingent purchase price obligation (the “
Contingent Portion”
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
), the owner of the copyrighted materials contained in the Catalogue. The Trust has been advised that Sony/ATV Music Publishing LLC (“
Sony/ATV”
) is the administrator and manager of EMI and the Catalogue.
HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust (the “
Corporate Trustee”
), and Lee Eastman is the Individual Trustee of the Trust (the “
Individual Trustee”
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
,
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
Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. One such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed
75
% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement. As a result of EMI not applying the New Calculation Method, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view, by the following amounts (the “Underpayments”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909

T otal	$1,354,309

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
”). Citrin’s final report (the “
Citrin Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report until June 1, 2023. As of May 8, 2024, EMI and the Trust have extended the tolling period through December 31, 2024.
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2024 and March 31, 2023.

The Copyright Catalogue
The Catalogue is estimated to be composed of over 12,000 music titles (the “
Copyrighted Songs”
), of which approximately 1,430 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2023 calendar year (the “
Top 50 Songs
”), together with certain copyright information with respect to each of the Top 50 Songs (the “
Listing
”). A copy of the Listing, as provided by EMI, is included in the Trust’s annual report on Form
10-K
for the fiscal year ended December 31, 2023. The Listing does not include any
information
regarding Copyrighted Songs for the 2024 calendar year.
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
for the fiscal year ended December 31, 2023. The cash receipts and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
NOTE 2. INCOME TAXES
No provision for income taxes has been made since the liability thereof is that of the Unit Holders and not the Trust.
NOTE 3. GOVERNANCE OF THE TRUST
The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust, and Lee Eastman is the Individual Trustee of the Trust. Pursuant to the Declaration of Trust, Trustees of the Trust serve until their removal or resignation, or in the case of an Individual Trustee, their incapacity or death. Michael Reiss resigned as an Individual Trustee of the Trust effective as of March 15, 2024, and his Individual Trustee seat is vacant as of May 15, 2024.
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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31
	2024	2023
Corporate Trustee Fees	$625	$1,250
Individual Trustee Fees	1,250	1,250
Transfer Agent Registrar Fees (1)	3,750	7,500

Totals	$5,625	$10,000	(2)

(1)	These services are performed by the Corporate Trustee.
(2)
Corporate Trustee Fees in the aggregate amount of $625 and Transfer Agent Registrar Fees in the aggregate amount of $3,750, in each case attributable to the fourth quarter of 2022, were actually paid in the first quarter of 2023.

The administrative office of the Trust is located at the offices of the Corporate Trustee, HSBC Bank, USA, N.A., Corporate Trust Issuer Services, 66 Hudson Boulevard East, New York, NY 10001. Except for fees paid to the Corporate Trustee in accordance with the Declaration of Trust, no expense is being charged or paid by the Trust for the office space and office equipment of the Corporate Trustee that is being utilized for the Trust.
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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148

September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909

Total	$1,354,309

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust.

In addition, on October 1, 2020, the Trust engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income (“ Citrin”), to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust for the periods beginning January 1, 2016 and ended December 31, 2020 (the “Audit Period”). Citrin’s final report (the “Citrin Report”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report until June 1, 2023. As of May 8, 2024, EMI and the Trust have extended the tolling period through December 31, 2024.

The Trust can offer no assurance that it will be able to recover any of the Underpayments or other amounts identified in the Citrin Report, or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Recent Distributions to Unit Holders

On March 26, 2024, the Trust made a distribution for the aggregate amount of $155,540 ($0.5601 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on March 25, 2024. For computation details regarding the distribution please refer to the quarterly distribution report, dated March 25, 2024, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 26, 2024.

Cash and Administrative Expenses

As of March 31, 2024, the Trust was holding $46 in cash and had $0 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2024 and March 31, 2023.

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

May 15, 2024	Mills Music Trust (Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA