Form 10-Q
period 2024-06-30
MILLS MUSIC TRUST
filed 2024-08-14
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
of the Exchange Act). Yes ☐ No ☒
The number of the Registrant’s Trust Units outstanding as of June 30, 2024 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND SIX MONTHS ENDED
JUNE 30, 2024 AND JUNE 30, 2023
(UNAUDITED)

	Three Months Ended June 30			Six Months Ended June 30
	2024	2023		2024	2023
Receipts from EMI	$248,922	$216,119		$537,349	$488,950
Undistributed Cash at Beginning of Period	46	46		46	46
Disbursements—Administrative Expenses	(116,456)	(81,486	) (1)	(249,343)	(169,467	) (1)

Balance Available for Distribution	132,512	134,679		288,052	319,529
Cash Distributions to Unit Holders	(132,466)	(105,297)		(288,006)	(290,147)

Undistributed Cash at End of Period	$46	$29,382	(2)	$46	$29,382	(2)

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$0.48	$0.38		$1.04	$1.05

(1)	Administrative expenses in the aggregate amount of $29,334 attributable to the three-months ended June 30, 2023 were actually paid by the Trust in July 2023.
(2)	Includes amounts reserved for administrative expenses in the aggr egate amount of $29,334 attributable to the three-months ended June 30, 2023 which were actually paid by the Trust in July 2023.
The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND SIX MONTHS ENDED
JUNE 30, 2024 AND JUNE 30, 2023
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
”), and Lee Eastman is the Individual Trustee of the Trust (the “
Individual Trustee
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
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557

Quarterly Payment Period	Amount of Deficiency
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909
June 30, 2024	0

Total	$1,354,309

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
”). Citrin’s final report (the “
Citrin Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report until June 1, 2023. As of May 8, 2024, EMI and the Trust have extended the tolling period through December 31, 2024, subject to either party’s right to terminate the tolling period on thirty days’ prior written notice.
The Trust can offer no assurance that it will be able to recover any of the Underpayments or other amounts identified in the Citrin Report, or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2024 and June 30, 2023 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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
NOTE 3. GOVERNANCE OF THE TRUST
The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust, and Lee Eastman is the Individual Trustee of the Trust. Pursuant to the Declaration of Trust, Trustees of the Trust serve until their removal or resignation, or in the case of an Individual Trustee, their incapacity or death. Michael Reiss resigned as an Individual Trustee of the Trust effective as of March 15, 2024, and his Individual Trustee seat is vacant as of August 14, 2024.
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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30			Six Months Ended June 30
	2024	2023		2024	2023
Corporate Trustee Fees and Expenses	$625	$0		$1,250	$1,250
Individual Trustee Fees and Expenses	625	1,250		1,875	2,500
Transfer Agent and Registrar Fees and Expenses(1)	6,875	0		10,625	7,500

TOTALS	$8,125	$1,250	(2)	$13,750	$11,250	(2)

(1)	These services are performed by the Corporate Trustee.
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

Based on the Listing, most of the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1926 and 1960. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs range between 2018 and 2118, as set forth in the Listing.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909
June 30, 2024	0

Total	$1,354,309

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust.

In addition, on October 1, 2020, the Trust engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income (“Citrin”), to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust for the periods beginning January 1, 2016 and ended December 31, 2020 (the “Audit Period”). Citrin’s final report (the “Citrin Report”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report until June 1, 2023. As of May 8, 2024, EMI and the Trust have extended the tolling period through December 31, 2024, subject to either party’s right to terminate the tolling period on thirty days’ prior written notice.

The Trust can offer no assurance that it will be able to recover any of the Underpayments or other amounts identified in the Citrin Report, or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Recent Contingent Portion Payment

On June 11, 2024, the Trust received $248,922 ($0.8693 per Trust Unit) from EMI for royalty income generated by the Catalog during the second quarter of 2024, as compared to $216,119 ($0.7782 per Trust Unit) for the payment attributable to the second quarter of 2023.

Recent Distributions to Unit Holders

On June 24, 2024, the Trust made a distribution of $132,466 ($0.4770 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on June 23, 2024. For computation details regarding the distribution please refer to the quarterly distribution report, dated June 24, 2024, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on June 24, 2024.

Cash and Administrative Expenses

As of July 18, 2024, the Trust was holding $46 in cash and had $35,247 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2024 and June 30, 2023.

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

August 14, 2024	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee HSBC Bank USA, NA