Form 10-Q
period 2024-09-30
MILLS MUSIC TRUST
filed 2024-11-14
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
12b-2
of the Exchange Act). Yes ☐ No ☒
The number of the Registrant’s Trust Units outstanding as of September 30, 2024 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023
(UNAUDITED)

	Three Months Ended September 30			Nine Months Ended September 30
	2024	2023		2024	2023
Receipts from EMI	$512,648	$467,307		$1,049,997	$956,256
Undistributed Cash at Beginning of Period	46	29,382	(1)	46	4,421	(2)
Disbursements — Administrative Expenses	(141,921)	(100,834	) (1)	(391,264)	(274,675	) (2)

Balance Available for Distribution	370,773	395,855		658,779	686,002
Cash Distributions to Unit Holders	(370,727)	(395,809)		(658,733)	(685,956)

Undistributed Cash at End of period	$46	$46		$46	$46

Cash Distribution per Unit (based on 277,712 Trust Units outstanding)	$1.33	$1.43		$2.37	$2.47

(1)	Includes amounts reserved for administrative expenses in the aggregate amount of $29,334 attributable to the three-months ended June 30, 2023, which were actually paid by the Trust in July 2023.
(2)	Includes amounts reserved for administrative expenses in the aggregate amount of $4,375 attributable to the fourth quarter of 2022, which were actually paid by the Trust in the first quarter of 2023.
The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023
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
Underpayments”)
:

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571

December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 202 3	40,761
March 31, 2024	43,909
June 30, 202 4	0
September 30, 2024	135,768

Total	$1,490,077

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
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. For information regarding cash disbursements made to Unit Holders for the three and nine months ended September 30, 2024 and September 30, 2023 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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
NOTE 3. GOVERNANCE OF THE TRUST
The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust, and Lee Eastman is the Individual Trustee of the Trust. Pursuant to the Declaration of Trust, Trustees of the Trust serve until their removal or resignation, or in the case of an Individual Trustee, their incapacity or death. Michael Reiss resigned as an Individual Trustee of the Trust effective as of March 15, 2024, and his Individual Trustee seat is vacant as of November 14, 2024.
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
Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30			Nine Months Ended September 30
	2024	2023		2024	2023
Corporate Trustee Fees and Expenses	$625	$1,250		$1,875	$2,500
Individual Trustee Fees and Expenses	625	1,250		2,500	3,750
Transfer Agent and Registrar (1)	6,875	7,500		17,500	15,000

Total	$8,125	$10,000	(2)	$21,875	$21,250	(3)

(1)	These services are performed by the Corporate Trustee.
(2)
Includes amounts for the Corporate Trustee, and Transfer Agent and Registrar fees, in the aggregate amount of $4,375 attributable to the three- months ended June 30, 2023, which were actually paid by the Trust in July 2023.

(3)
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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909
June 30, 2024	0
September 30, 2024	135,768

Total	$1,490,077

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

Recent Contingent Portion Payment

On September 5, 2024 the Trust received a Contingent Portion payment of $512,648 (or $ $1.8460 per Trust Unit) from EMI, which was attributable to royalty income generated by the Catalog during the second quarter of 2024, as compared to $ $467,307 (or $ 1.6827 per Trust Unit) for the payment attributable to the second quarter of 2023.

Recent Distributions to Unit Holders

On September 23, 2024, the Trust made a distribution of $370,727 (or $1.3350 per Trust Unit) to the Trust’s Unit Holders of record at the close of business on September 22, 2024. For computation details regarding the distribution please refer to the quarterly distribution report, dated September 23, 2024 attached as Exhibit 99.1 to the Current Report on Form 8-K, filed by the Trust with the Securities and Exchange Commission on September 23, 2024.

Cash and Administrative Expenses

As of October 16, 2024, the Trust was holding $46 in cash and had received invoices for an aggregate of $3,482 in unpaid administrative expenses for services rendered to the Trust.

Inflation

The Trust does not believe that inflation has materially affected its activities.

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and nine months ended September 30, 2024 and September 30, 2023.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this quarterly report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of the Trust’s management, including the Chief Financial Individual providing accounting services and the trust officer of the Corporate Trustee. Based on that evaluation, the Chief Financial Individual providing accounting services and the trust officer of the Corporate Trustee concluded that the Trust’s disclosure controls and procedures are effective.

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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of the Trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
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

November 14, 2024	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA