Form 10-K
period 2024-12-31
MILLS MUSIC TRUST
filed 2025-03-31
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31,
2024
OR
☐
 TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission file number
000-02123

MILLS MUSIC TRUST
(Exact name of registrant as specified in its charter)

New York	13-6183792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o HSBC BANK USA, N.A., Corporate Trust, Issuer Services
66 Hudson Boulevard East , New York , NY	10001
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:
212
-
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
of the Act). ☐ Yes
☒
 No
The aggregate market value of Trust Units held by
non-affiliates
as of the last day of the registrant’s most recently completed second fiscal quarter was $
5,097,016
.
Total Trust Units outstanding as of December 31, 2024 was
277,712
.

Auditor Firm ID: 694	Auditor Name: Hoberman & Lesser, CPA’s, LLC	Auditor Location: New York, NY, USA

PART I

ITEM 1. BUSINESS

Organization and Background

Mills Music Trust (the “Trust”) was created by a Declaration of Trust, dated December 3, 1964 (the “Declaration of Trust”), for the purpose of acquiring from Mills Music, Inc. (“Old Mills”) the right to receive payment of a deferred contingent purchase price obligation (the “Contingent Portion”) payable to Old Mills. The obligation to pay the Contingent Portion arose as the result of the sale by Old Mills of its music and lyric copyright catalogue (the “Catalogue”) to a newly formed company pursuant to an asset purchase agreement dated December 5, 1964 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, payment of the Contingent Portion to the Trust continues until the end of the year in which the last copyright in the Catalogue expires and cannot be renewed.

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

EMI has provided the Trust with a listing (the “Listing”) of the top 50 earning songs in the Catalogue during the 2024 calendar year (the “Top 50 Songs”). The totals contained in the right most column of the Listing represent gross royalty payments EMI received for each of the Top 50 Songs, before it made deductions in accordance with the Asset Purchase Agreement. The Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.

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

Top 50 Songs

2024

Rank	Song No.	Song Title	Writers	Original Copyright Date	Renewal Date	Last Year of Copyright	U.S. Public Domain Year	Gross Revenue
1	2105974	SLEIGH RIDE (VOCAL) [WW + US Pre & Post ERT Options]	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2045	2046	1,317,396.60
2	2166108	LITTLE DRUMMER BOY	KATHERINE K DAVIS (33.34), HENRY ONORATI (33.33), HARRY SIMEONE (33.33)	11/13/1958	5/12/1986	2053	2054	748,641.29
3	3150020	SLEIGH RIDE PROMENADE	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2045	2046	279,366.55
4	755387	It Don’t Mean A Thing (If It Ain’t Got That Swing)	Duke Ellington (50), IRVING MILLS (50)	10/28/1932	10/28/1959	2027	2028	234,917.36
5	795188	Solitude	EDDIE DE LANGE (33.34), Duke Ellington (33.34), IRVING MILLS (33.32)	9/21/1934	9/4/1962	2029	2030	156,476.69
6	2135459	STARDUST	HOAGY CARMICHAEL (50), MITCHELL PARISH (50)	1/5/1928	12/29/1955	2023	2024	133,824.71
7	2109890	SLEIGH RIDE (INSTRUMENTAL) [WW + US Pre & Post ERT Options]	LEROY ANDERSON (100)	12/30/1948	2/23/1976	2043	2044	119,083.79
8	755507	Caravan - Vocal Version	Duke Ellington (25), IRVING MILLS (50), JUAN TIZOL (25)	4/19/1937	4/13/1965	2032	2033	107,382.56
9	2436326	AIN’T MISBEHAVIN’	HARRY BROOKS (25), ANDY RAZAF (50), FATS WALLER (25)	7/8/1929	7/9/1956	2024	2025	91,288.03

10	3797340	STRAIGHTEN UP AND FLY RIGHT	NAT KING COLE (50), IRVING MILLS (50)	5/31/1944	3/17/1972	2039	2040	87,161.85
11	2445029	MINNIE THE MOOCHER	CAB CALLOWAY (33.34), CLARENCE GASKILL (33.33), IRVING MILLS (33.33)	4/7/1931	3/27/1959	2026	2027	78,063.31
12	755386	In A Sentimental Mood (Instr.)	Duke Ellington (100)	11/29/1935	11/29/1962	2030	2031	77,962.73
13	759836	Caravan - Instrumental Version	Duke Ellington (50), JUAN TIZOL (50)	4/19/1937	4/13/1965	2032	2033	72,350.42
14	755555	In A Sentimental Mood (Vocal)	Duke Ellington (50), MANNY KURTZ (25), IRVING MILLS (25)	11/29/1935	12/31/1962	2030	2031	70,150.32
15	3323422	LOVESICK BLUES	CLIFF FRIEND (50), IRVING MILLS (50)	4/3/1949	4/4/1977	2044	2045	67,958.12
16	672126	On The Sunny Side Of The Street	Dorothy Fields (50), Jimmy McHugh (50)	2/3/1930	2/4/1957	2025	2026	67,516.92
17	2306473	STORMY WEATHER (KEEPS RAININ’ ALL THE TIME)	HAROLD ARLEN (50), TED KOEHLER (50)	4/13/1933	12/31/1959	2028	2029	60,714.92
18	2395977	MOONGLOW	EDDIE DE LANGE (33.34), WILL HUDSON (33.34), IRVING MILLS (33.32)	12/31/1933	12/31/1960	2028	2029	60,222.62
19	2452611	I CAN’T GIVE YOU ANYTHING BUT LOVE	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	3/6/1928	2/28/1956	2023	2024	57,977.43
20	2049843	I’VE GOT THE WORLD ON A STRING	HAROLD ARLEN (50), TED KOEHLER (50)	3/10/1932	11/10/1959	2027	2028	54,782.39
21	755540	Mood Indigo	BARNEY BIGARD (33.33), Duke Ellington (33.34), IRVING MILLS (33.33)	2/21/1931	12/31/1958	2026	2027	50,164.42

22	3560020	ON THE WATERFRONT	LEONARD BERNSTEIN (100)	7/29/1954	1/25/1982	2049	2050	44,418.18
23	2104381	ST. JAMES INFIRMARY	IRVING MILLS (100)	3/4/1929	2/28/1957	2024	2025	40,200.02
24	3785846	STARS FELL ON ALABAMA	MITCHELL PARISH (50), FRANK S PERKINS (50)	9/14/1934	9/4/1962	2029	2030	39,281.01
25	3757034	SWEET LORRAINE	CLIFF BURWELL (50), MITCHELL PARISH (50)	12/31/1927	11/3/1954	2022	2023	35,666.48
26	3782568	EVERYBODY EATS WHEN THEY COME TO MY HOUSE	JEANNE BURNS (100)	11/26/1948	2/23/1976	2043	2044	35,244.88
27	2104145	I CAN’T BELIEVE THAT YOU’RE IN LOVE WITH ME	CLARENCE GASKILL (50), JIMMY MC HUGH (50)	12/31/1926	12/16/1954	2021	2022	34,600.46
28	755550	Sophisticated Lady	Duke Ellington (50), IRVING MILLS (25), MITCHELL PARISH (25)	5/31/1933	5/31/1960	2028	2029	34,548.97
29	755527	I Let A Song Go Out Of My Heart	Duke Ellington (50), IRVING MILLS (16.67), HENRY NEMO (16.67), JOHN REDMOND (16.66)	4/26/1939	4/22/1966	2033	2034	31,198.02
30	2290245	SHAKIN’ ALL OVER	FRED HEATH (100)	7/8/1960	1/11/1988	2055	2056	30,120.04
31	2255641	A CHRISTMAS FESTIVAL	LEROY ANDERSON (100)	11/6/1950	12/9/1977	2045	2046	29,696.70
32	2102873	BUGLER’S HOLIDAY	LEROY ANDERSON (100)	7/8/1954	2/3/1982	2049	2050	28,891.56
33	3783971	HOLD ME, THRILL ME, KISS ME	HARRY NOBLE (100)	10/21/1952	9/29/1980	2047	2048	26,034.77
34	2110059	TYPEWRITER	LEROY ANDERSON (100)	10/6/1953	8/31/1981	2048	2049	25,843.99
35	2203042	VOLARE (PARISH VERSION)	FRANCO MIGLIACCI (33.34), DOMENICO MODUGNO (33.33), MITCHELL PARISH (33.33)	8/5/1958	5/2/1986	2053	2054	24,179.41

36	755513	East St. Louis Toodle-Oo	Duke Ellington (50), Bub Miley (50)	2/10/1927	3/3/1954	2022	2023	23,802.44
37	2005264	CORRINE CORRINA	BO CHATMAN (33.34), MITCHELL PARISH (33.32), J WILLIAMS (33.34)	12/5/1929	12/3/1957	2024	2025	23,255.70
38	755541	Prelude To A Kiss	Duke Ellington (33.34), IRVING GORDON (33.33), IRVING MILLS (33.33)	9/29/1938	9/8/1966	2033	2034	21,883.97
39	2409162	CREOLE RHAPSODY	Duke Ellington (100)	12/30/1965	unknown	2060	2061	21,642.93
40	2293738	BLACK AND BLUE	HARRY BROOKS (33.33), ANDY RAZAF (33.33), FATS WALLER (33.34)	8/20/1929	8/20/1959	2024	2025	19,756.33
41	2275752	DIGA DIGA DOO	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	6/9/1928	5/31/1956	2023	2024	19,505.27
42	2011720	SMOKE RINGS	GENE GIFFORD (50), NED WASHINGTON (50)	3/31/1933	4/1/1960	2028	2029	18,972.37
43	3795728	I SURRENDER, DEAR	HARRY BARRIS (50), GORDON CLIFFORD (50)	1/14/1931	1/14/1958	2026	2027	18,527.81
44	3792647	GIRL OF MY DREAMS	SUNNY CLAPP (100)	9/14/1927	8/25/1955	2022	2023	18,236.82
45	868087	Jazz Potpourri	Duke Ellington (100)	6/30/1939	6/30/1966	2034	2035	17,746.69
46	3237006	JEALOUS LOVER	CHARLES WILLIAMS (100)	6/15/1949	9/17/1976	2044	2045	17,560.18
47	2364046	DONA DONA (HARGAIL VERSION)	ARTHUR KEVESS (12.5), TEDDI SCHWARTZ (12.5), SHELDON SECUNDA (12.5), SHOLOM ‘SAMUEL’ SECUNDA (50), AARON ZEITLIN (12.5)	10/1/1940	10/1/1967	2035	2036	17,008.74
48	5736705	Diablo	Josh Berg (12.5), Duke Ellington (25), MANNY KURTZ (12.5), IRVING MILLS (12.5), Malcolm McCormick (37.5)	2/10/2014	n/a	n/a	n/a	16,984.33
49	2378336	I’M GETTING SENTIMENTAL OVER YOU	GEORGE BASSMAN (50), NED WASHINGTON (50)	10/21/1932	10/21/1959	2075	2028	15,822.76
50	3798731	AMERICAN SALUTE	MORTON GOULD (100)	3/31/1943	2/17/1971	2038	2039	15,200.50

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Trust does not have any material internal operations of its own that face material cybersecurity threats and is not a regulated financial institution subject to mandatory cybersecurity compliance under New York law (including, without limitation, the New York Code, Rules and Regulations), and therefore has not adopted any cybersecurity risk management program or formal processes for assessing or monitoring cybersecurity risk. However, the Trust does depend on the digital technologies of the Corporate Trustee and third parties, including EMI, Sony/ATV and their respective affiliates’ information systems, infrastructure and cloud applications and services. Any sophisticated and deliberate attacks on, or security breaches in, the systems, infrastructure or cloud that benefit the Trust, including those of the Corporate Trustee and third parties, could lead to corruption, misappropriation or miscalculation of the gross royalty income arising from the Catalogue (or calculation of the Contingent Portion related thereto) and/or the Trust’s assets, proprietary information and sensitive or confidential data. Because of the Trust’s reliance on the technologies of the Corporate Trustee and third parties
including EMI, Sony/ATV, their respective affiliates, the Trust also depends upon the personnel and the processes of such parties to protect against cybersecurity threats arising from their own operations in the ordinary course of their respective businesses. The Trust does not employ any operating personnel and has not contracted for the development of processes of its own for the purpose of data security protections and as such may not adequately protect against, or investigate and/or remediate any vulnerability to, cyber incidents. To the best knowledge of the Trustees, as of December 31, 2024, risks from cybersecurity threats, including any previous cybersecurity incidents, have not materially affected the Trust, but it is possible that any of these occurrences, or a combination of them, could have material adverse consequences on the Trust, including its results of operations or financial condition.
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
Unit Holder Distributions and Trust Expenses
Recent Payments
During the year ended December 31, 2024, the Trust received a total of $1,291,775 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2024 calendar year. During the year ended December 31, 2023, the Trust received a total of $1,237,548 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2023 calendar year.
Recent Distributions
During the year ended December 31, 2024, the Trust made cash distributions to Unit Holders in the aggregate amount of $658,733 ($2.37 per Trust Unit), as compared to cash distributions to Unit Holders in the aggregate amount of $863,852 ($3.11 per Trust Unit) during the year ended December 31, 2023. For computation details regarding the distributions made during the year ended December 31, 2024, please see the table headed “Statements of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data”.
Cash and Administrative Expenses
As of December 31, 2024 the Trust had an aggregate of $35,743 in unpaid administrative expenses for services rendered to the Trust. As of March 15, 2025, the Trust had received invoices for an aggregate of $188,382 in unpaid administrative expenses for services rendered to the Trust.
Inflation
The Trust does not believe that inflation has materially affected its activities.
Liquidity and Capital Resources
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statements of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the years ended December 31, 2024 and 2023.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm and financial statements begin on page 12 of this report.

11

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

Calendar Period	High	Low
2023
First Quarter	$45.00	$38.50
Second Quarter	$41.25	$36.31
Third Quarter	$40.00	$33.57
Fourth Quarter	$36.50	$34.00
2024
First Quarter	$37.25	$34.38
Second Quarter	$39.00	$34.41
Third Quarter	$49.00	$34.08
Fourth Quarter	$38.72	$35.00

Unit Holders

As of December 31, 2024 there were 101 Trust Unit holders of record. The Trust is unable to estimate the total number of persons that beneficially own Trust Units in “street name” through brokers or the other institutions which are the holders of record.

Dividends

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table under Part II, Item 6, “Selected Financial Data” for information about cash disbursements made to Unit Holders.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

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

Based on the Listing, most of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1926 and 1965. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. Based on the Listing, the Copyright expiration years for the Top 50 Songs, to the extent known, range between 2021 and 2075, as set forth in the Listing.

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

Quarterly Payment Period	Amount of Deficiency ($)
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909
June 30, 2024	0
September 30, 2024	135,768
December 31, 2024	0

Total	$1,490,077

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust.

In addition, on October 1, 2020, the Trust engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income (“Citrin”), to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust for the periods beginning January 1, 2016 and ended December 31, 2020 (the “Audit Period”). Citrin’s final report (the “Citrin Report”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report. As of December 17, 2024, EMI and the Trust have extended the tolling period through May 31, 2025, subject to either party’s right to terminate the tolling period on thirty days’ prior written notice.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustees and Unit Holders of Mills Music Trust
Opinion on the Financial Statements
We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust (the “Trust”) for each of the years in the two-year
period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the cash receipts and disbursements of the Trust for each of the years in the two-year
period ended December 31, 2024, in conformity with the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described in Note 1 to the financial statements.
Basis for Opinion
These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States)(“
PCAOB
”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 31, 2025

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

MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Receipts from EMI	$1,291,775	$1,237,548
Undistributed Cash at Beginning of Year	46	4,421	(1)
Disbursements – Administrative Expenses	(633,042)	(378,071)

Balance Available for Distribution	658,779	863,898
Cash Distributions to Unit Holders	658,733	863,852

Undistributed Cash at End of Year	$46	$46

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$2.37	$3.11

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
YEARS ENDED DECEMBER 31, 2024 AND 2023
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
The amount of each payment of the Contingent Portion is based on a formula provided in the Asset Purchase Agreement. Prior to the first quarter of 2010, the Contingent Portion was calculated as an amount ranging from
65
% to
75
% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty expenses. In addition, the Contingent Portion was guaranteed to be at least a minimum of $
167,500
per quarter (the “
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
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency ($)
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909
June 30, 2024	0
September 30, 2024	135,768
December 31, 2024	0

Total	$1,490,077

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
”). Citrin’s final report (the “
Citrin Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report. As of December 17, 2024, EMI and the Trust have extended the tolling period through May 31, 2025, subject to either party’s right to terminate the tolling period on thirty days’ prior written notice.
The Trust can offer no assurance that it will be able to recover any of the Underpayments or other amounts identified in the Citrin Report, or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.
Unit Holder Distributions and Trust Expenses
Recent Payments
During the year ended December 31, 2024, the Trust received a total of $1,291,775 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2024 calendar year. During the year ended December 31, 2023, the Trust received a total of $1,237,548 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2023 calendar year.
Recent Distributions
During the year ended December 31, 2024, the Trust made cash distributions to Unit Holders in the aggregate amount of $658,733 ($2.37 per Trust Unit), as compared to cash distributions to Unit Holders in the aggregate amount of $863,852 ($3.11 per Trust Unit) during the year ended December 31, 2023. For computation details regarding the distributions made during the year ended December 31, 2024, please see the table headed “Statements of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data”.
Cash and Administrative Expenses
As of December 31, 2024 the Trust had an aggregate of $35,743 in unpaid administrative expenses for services rendered to the Trust. As of March 15, 2025, the Trust had received invoices for an aggregate of $188,382 in unpaid administrative expenses for services rendered to the Trust.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update Topic
2023-07,
“Segment Reporting (ASC Topic 280)” (the “
ASU
”), enhancing segment disclosures for public entities on an annual and interim basis. The ASU, effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024, retains existing requirements for segment profit or loss reporting, as well as specified expense disclosures, without altering segment identification, aggregation, or reportable segment thresholds. The Company adopted the ASU as of December 31, 2024. As a result of the adoption of the ASU the Trust enhanced its segment reporting disclosures. For additional details, please see Note 5, “Segment Reporting”,” under Part II, Item 8, “Financial Statements and Supplementary Data”.
The Trustees do not believe that any other recently issued, but not yet effective, accounting standards, if adopted, would have a material effect on the Trust’s financial statement.
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
NOTE 3. RELATED PARTY TRANSACTIONS
The Trustees are paid in accordance with the Declaration of Trust, which provides that each Trustee shall receive annual compensation of $
2,500
, provided that such aggregate compensation to the Trustees as a group may not exceed
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
Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the years ended December 31, 2024 and December 31, 2023:

Trustee Fees Paid by the Trust	2024	2023
Individual Trustee Fees	$3,125	$5,000
Corporate Trustee Fees	2,500	3,125	(1)
Corporate Trustee Transfer Agent Registrar Fees (2)	24,375	18,750	(1)

Totals	$30,000	$26,875	(1)

(1)
Corporate Trustee Fees in the aggregate amount of $625 and Corporate Trustee Transfer Agent Registrar Fees of $3,750, in each case attributable to the fourth quarter of 2022, were actually paid in the first quarter of 2023.

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
) between 1926 and 1965. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. Based on the Listing, the Copyright expiration years for the Top 50 Songs, to the extent known, range between 2021 and 2075, as set forth in the Listing.

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
NOTE 5. SEGMENT INFORMATION
The Trust reports segment information based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker, which are the Trust’s Trustees (in such capacities, collectively, the “
CODM
”), for making decisions and assessing performance as the source of the Trust’s reportable segments.
The Trust has one reportable segment: receiving quarterly payments of the Contingent Portion from EMI and distributing the amounts it receives to the Unit Holders, after payment of, or withholdings in connection with, expenses and liabilities of the Trust. As the Trust operates in one reportable segment, the CODM evaluates the performance of the Trust based on the aggregate amount of cash distributions which the Trust is able to pay to Unit Holders. The key performance metric considered by the CODM is cash distributions per Trust Unit. Material cash receipts, disbursements and withholdings of the Trust which are reviewed by the CODM include receipts of the Contingent Portion from EMI and administrative expenses, which primarily consist of third party service provider fees (including legal, accounting, auditor and printer fees) and Trustee and Transfer Agent Registrar fees. The CODM will continue to evaluate its segment reporting disclosures and make adjustments if and to the extent there are material changes in financial reporting requirements.
NOTE 6. OTHER MATTERS
None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in this report under the Securities Exchange Act of 1934 (the “
Exchange Act”
) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2024. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
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
Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Trust believes that, as of December 31, 2024, the Trust’s internal control over financial reporting is effective based on those criteria.
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
under the Exchange Act) during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust and Lee Eastman is the Individual Trustee of the Trust. Pursuant to the Declaration of Trust, Trustees of the Trust serve until their removal or resignation, or in the case of Individual Trustees, their incapacity or death. Michael Reiss resigned as an Individual Trustee of the Trust effective as of March 15, 2024, and his Individual Trustee seat is vacant as of March 31, 2025. For more information regarding his resignation please refer to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 21, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Corporate Trustee as of December 31, 2024, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Trust Units Owned	Percent of Trust Units Outstanding (1)
MPL Communications, Ltd.(2) 41 West 54th Street New York, New York 10019	79,605	28.66%
Michael Reiss(3) 104 West Chestnut Suite 356 Hinsdale, IL 60521	18,385	6.62%
First Eagle Investment Management, LLC(4) 1345 Avenue of the Americas NY, NY 10018	31,592	11.38%

(1)	Based on 277,712 Trust Units outstanding.
(2)	Lee Eastman, an Individual Trustee of the Trust, is responsible for the day to day operations of MPL Communications, Ltd.
(3)

Michael Reiss resigned as an Individual Trustee effective as of March 15, 2024. For more information regarding his resignation please refer to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 21, 2024.

(4)	As reported on Schedule 13G/A filed with the SEC on January 30, 2015.

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2024. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Hoberman & Lesser, CPA’s, LLC for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated to $32,000 in 2024 and $30,500 in 2023.

Audit-Related Fees

$23,000

Tax Fees

$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 694)	12
Statements of cash receipts and disbursements – years ended December 31, 2024 and 2023	13
Notes to statements of cash receipts and disbursements – years ended December 31, 2024 and 2023	14
2. FINANCIAL STATEMENT SCHEDULES
3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(2)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*	Furnished, not filed

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

March 31, 2025		Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, N.A.