Form 10-Q
period 2025-03-31
MILLS MUSIC TRUST
filed 2025-05-15
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
the Exchange Act). Yes ☐ No ☒
The number of the Registrant’s Trust Units outstanding as of March 31, 202
5
 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED
MARCH 31, 2025 AND MARCH 31, 2024
(UNAUDITED)

	Three Months Ended March 31
	2025		2024
Receipts from EMI	$260,759		$288,427
Undistributed Cash at Beginning of Period	46		46
Disbursements —Administrative Expenses	(196,827)		(132,887)
Balance Available for Distribution	63,978		155,586
Cash Distributions to Unit Holders	0		155,540

Undistributed Cash at End of Period	$63,978	(1)	$46

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$0.0000		$0.5601

(1)	Undistributed cash in the aggregate amount of $63,932 is being held in reserve for future potential administrative expenses and liabilities in accordance with the Declaration of Trust.
The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED
MARCH 31, 2025 AND MARCH 31, 2024
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
”), and Lee Eastman is the Individual Trustee of the Trust (the “Individual Trustee” and together with the Corporate Trustee, the “Trustees”).
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
Contingent Portion Payments
Payments of the Contingent Portion to the Trust are ordinarily made on a quarterly basis, approximately two to three months after a quarter ends. The Trust generally distributes the amounts it receives in Contingent Portion payments to the Unit Holders after payment of, or withholdings in connection with, expenses and liabilities of the Trust.
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
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909
June 30, 2024	0
September 30, 2024	135,768
December 31, 2024	0
March 31, 2025	69,244

Total	$1,559,321

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
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. In March 2025, the Trust received from EMI a Contingent Portion payment of $260,759 ($
.9390
per Trust Unit) attributable to royalties received by EMI for the fourth quarter of 2024. After receiving such Contingent Portion payment, the Trust paid $196,827 to third parties in connection with invoices rendered to the Trust, leaving a balance of $63,932 ($
.2302
per Trust Unit).
The Trustees decided to reserve the full amount of such balance for potential future administrative and liabilities expenses in accordance with the Declaration of Trust, and therefore did not make a distribution to Unit Holders in respect of such quarterly Contingent Portion payment. The Trust will continue from time to time to assess the Trust’s needs with respect to future potential administrative expenses and liabilities and whether any cash distribution to Unit Holders should be made in connection with any quarterly Contingent Portion payment received by the Trust from EMI. See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2025 and March 31, 2024.

The Copyright Catalogue
The Catalogue is estimated to be composed of over 12,000 music titles (the “
Copyrighted Songs
”), of which approximately 1,430 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2024 calendar year (the “
Top 50 Songs
”), together with certain copyright information with respect to each of the Top 50 Songs (the “
Listing
”). A copy of the Listing, as provided by EMI, is included in the Trust’s annual report on Form
10-K
for the fiscal year ended December 31, 2024. The Listing does not include any information regarding Copyrighted Songs for the 2025 calendar year.
Recent Accounting Pronouncements
The Trustees do not believe that any recently issued, but not yet effective, accounting standards, if adopted, would have a material effect on the Trust’s financial statement.
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
for the fiscal year ended December 31, 2024. The cash receipts and disbursements for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
NOTE 2. INCOME TAXES
No provision for income taxes has been made since the liability thereof is that of the Unit Holders and not the Trust.
NOTE 3. GOVERNANCE OF THE TRUST
The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust, and Lee Eastman is the Individual Trustee of the Trust. Pursuant to the Declaration of Trust, Trustees of the Trust serve until their removal or resignation, or in the case of an Individual Trustee, their incapacity or death. Michael Reiss resigned as an Individual Trustee of the Trust effective as of March 15, 2024, and his Individual Trustee seat is vacant as of May 15, 2025. For more information regarding his resignation please refer to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 21, 2024.
On December 23, 2014, the Trust adopted a code of ethics (as defined in Item 406 of Regulation
S-K
under the Securities Exchange Act of 1933) applicable to the Individual Trustees and the trust officers of the Corporate Trustee. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Trust at its administrative office, c/o HSBC BANK USA, N.A., Corporate Trust, Issuer Services, 66 Hudson Boulevard, New York, NY 10001. In addition, the Trust relies on the Corporate Trustee to abide by HSBC Bank, USA, N.A.’s Statement of Business Principles and Code of Ethics, which is available on the Corporate Trustee’s website at
https://www.hsbc.com/who-we-are/esg-and-responsible-business/our-conduct.
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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31
	2025	2024
Corporate Trustee Fees	$625	$625
Individual Trustee Fees	625	1,250
Transfer Agent Registrar Fees(1)	6,875	3,750

Totals	$8,125	$5,625

(1)	These services are performed by the Corporate Trustee.
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
NOTE 5. SEGMENT INFORMATION
The Trust reports segment information based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker, which are the Trust’s Trustees (in such capacities, collectively, the “CODM”), for making decisions and assessing performance as the source of the Trust’s reportable segments.
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

Based on the Listing, most of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1926 and 1965. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. Based on the Listing, the Copyright expiration dates for the Top 50 Songs, to the extent known, range between 2021 and 2075, as set forth in the Listing.

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

Contingent Portion Payments

Payments of the Contingent Portion to the Trust are ordinarily made on a quarterly basis, approximately two to three months after a quarter ends. The Trust generally distributes the amounts it receives in Contingent Portion payments to the Unit Holders after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148

September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909
June 30, 2024	0
September 30, 2024	135,768
December 31, 2024	0
March 31, 2025	69,244

Total	$1,559,321

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

Recent Distributions to Unit Holders

In March 2025, the Trust received from EMI a Contingent Portion payment of $260,759 ($.9390 per Trust Unit) attributable to royalties received by EMI for the fourth quarter of 2024. After receiving such Contingent Portion payment, the Trust paid $196,827 to third parties in connection with invoices rendered to the Trust, leaving a balance of $63,932 ($.2302 per Trust Unit). The Trustees decided to reserve the full amount of such balance for potential future administrative expenses in accordance with the Declaration of Trust, and therefore did not make a distribution to Unit Holders in respect of such quarterly Contingent Portion payment. The Trust will continue from time to time to assess the Trust’s needs with respect to future potential administrative expenses and liabilities and whether any cash distribution to Unit Holders should be made in connection with any quarterly Contingent Portion payment received by the Trust from EMI. For computation details regarding such Contingent Portion payment and the lack of a distribution related thereto please refer to the quarterly distribution report, dated March 31, 2025, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 31, 2025.

Cash and Administrative Expenses

As of March 31, 2025, the Trust was holding $63,978 in cash and had $196,648 in unpaid administrative expenses for services rendered to the Trust.

Segment Information

The Trust reports segment information based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker, which are the Trust’s Trustees (in such capacities, collectively, the “CODM”), for making decisions and assessing performance as the source of the Trust’s reportable segments.

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

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2025 and March 31, 2024.

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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of the Trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
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

May 15, 2025	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee HSBC Bank USA, NA