Form 10-Q
period 2025-06-30
MILLS MUSIC TRUST
filed 2025-08-14
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
12b-2
of the Exchange Act). Yes ☐ No ☒
The number of the Registrant’s Trust Units outstanding as of June 30, 2025 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND SIX MONTHS ENDED
JUNE 30, 2025 AND JUNE 30, 2024
(UNAUDITED)

	Three Months Ended June 30			Six Months Ended June 30
	2025		2024	2025		2024
Receipts from EMI	$202,850		$248,922	$463,609		$537,349
Undistributed Cash at Beginning of Period	63,978	(1)	46	46		46
Disbursements—Administrative Expenses	(128,795)		(116,456)	(325,622)		(249,343)

Balance Available for Distribution	138,033		132,512	138,033		288,052
Cash Distributions to Unit Holders	0		(132,466)	0		(288,006)

Undistributed Cash at End of Period	$138,033	(2)	$46	$138,033	(2)	$46

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$0.00		$0.48	$0.00		$1.04

(1)
As of April 1, 2025 undistributed cash in the aggregate amount of $63,978 was being held in reserve for future potential administrative expenses and liabilities in accordance with the Declaration of Trust.

(2)	Undistributed cash in the aggregate amount of $138,033 is being held in reserve for future potential administrative expenses and liabilities in accordance with the Declaration of Trust.
The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND SIX MONTHS ENDED
JUNE 30, 2025 AND JUNE 30, 2024
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
”), and Lee Eastman is the Individual Trustee of the Trust (the “Individual Trustee” and together with the Corporate Trustee, the “
Trustees
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
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency

March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557

Quarterly Payment Period	Amount of Deficiency

March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909
June 30, 2024	0
September 30, 2024	135,768
December 31, 2024	0
March 31, 2025	69,244
June 30, 2025	0

Total	$1,559,321

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
”). Citrin’s final report (the “
Citrin Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report. As of May 30, 2025, EMI and the Trust have extended the tolling period through September 30, 2025, subject to either party’s right to terminate the tolling period on thirty days’ prior written notice.
The Trust can offer no assurance that it will be able to recover any of the Underpayments or other amounts identified in the Citrin Report, or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.
Cash Distributions to Unit Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. In March 2025 and June 2025, the Trust received from EMI a Contingent Portion payment of $260,759 ($
0.9390
Per Trust Unit) and $202,850 ($
0.7304
per Trust Unit) attributable to royalties received by EMI for the fourth quarter of 2024 (the “
Q4 2024 Contingent Portion Payment
”) and the first quarter of 2025 (“
Q1 2025 Contingent Portion Payment
”), respectively. After receiving the Q4 2024 Continent Portion Payment and Q1 2025 Contingent Portion Payment, the Trust paid $196,827 and $128,795, respectively, to third party advisors and professionals providing services to the Trust in connection with invoices rendered to the Trust, leaving an aggregate balance of $138,033 ($
0.4970
per Trust Unit) at June 30, 2025. The Trustees decided to reserve the full amount of such balance for potential future administrative expenses and liabilities in accordance with Section 5.7 of the Declaration of Trust, and therefore did not make a distribution to Unit Holders in respect of the Q4 2024 Contingent Portion Payment or Q1 2025 Contingent Portion Payment. The Trust will continue from time to time to assess the Trust’s needs with respect to future potential administrative expenses and liabilities to determine the amount of cash distributions, if any, to be made to Unit Holders in connection with any quarterly Contingent Portion payment received by the Trust from EMI. For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2025 and June 30, 2024 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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
NOTE 3. GOVERNANCE OF THE TRUST
The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust, and Lee Eastman is the Individual Trustee of the Trust. Pursuant to the Declaration of Trust, Trustees of the Trust serve until their removal or resignation, or in the case of an Individual Trustee, their incapacity or death. Michael Reiss resigned as an Individual Trustee of the Trust effective as of March 15, 2024, and his Individual Trustee seat is vacant as of August 14, 2025.
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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Corporate Trustee Fees	$625	$625	$1,250	$1,250
Individual Trustee Fees	625	625	1,250	1,875
Transfer Agent and Registrar Fees (1)	6,875	6,875	13,750	10,625

TOTALS	$8,125	$8,125	$16,250	$13,750

(1)	These services are performed by the Corporate Trustee.
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

Based on the Listing, most of the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1926 and 1965. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. The Copyright expiration dates for the Top 50 Songs, to the extent known, range between 2021 and 2075, as set forth in the Listing.

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

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909
June 30, 2024	0
September 30, 2024	135,768
December 31, 2024	0
March 31, 2025	69,244
June 30, 2025	0

Total	$1,559,321

As of the date hereof, the Trust has not received the Underpayments, and EMI has expressly disagreed with the Trust.

In addition, on October 1, 2020, the Trust engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income (“Citrin”), to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust for the periods beginning January 1, 2016 and ended December 31, 2020 (the “Audit Period”). Citrin’s final report (the “Citrin Report”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report. As part of an effort to settle any disagreement regarding the computation or payment of the Contingent Portion, including the Underpayments and the other amounts identified in the Citrin Report, on October 3, 2022, EMI and the Trust executed a Tolling Agreement pursuant to which the parties agreed to suspend, effective as of January 1, 2022, the running of any relevant statute of limitations applicable to any claim relating to the royalty omissions and expense over-deductions identified in the Citrin Report. As of May 30, 2025, EMI and the Trust have extended the tolling period through September 30, 2025, subject to either party’s right to terminate the tolling period on thirty days’ prior written notice.

The Trust can offer no assurance that it will be able to recover any of the Underpayments or other amounts identified in the Citrin Report, or that it will resolve the dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Recent Contingent Portion Payment

In June 2025, the Trust received $202,850 ($.7304 per Trust Unit) from EMI for royalty income generated by the Catalog during the first quarter of 2025, as compared to $248,922 ($0.8693 per Trust Unit) for the payment attributable to the first quarter of 2024.

Recent Distributions to Unit Holders

In March 2025 and June 2025, the Trust received from EMI a Contingent Portion payment of $260,759 ($0.9390 Per Trust Unit) and $202,850 ($0.7304 per Trust Unit) attributable to royalties received by EMI for the fourth quarter of 2024 (the “Q4 2024 Contingent Portion Payment”) and the first quarter of 2025 (“Q1 2025 Contingent Portion Payment”), respectively. After receiving the Q4 2024 Continent Portion Payment and Q1 2025 Contingent Portion Payment, the Trust paid $196,827 and $128,795, respectively, to third party advisors and professionals providing services to the Trust in connection with invoices rendered to the Trust, leaving an aggregate balance of $138,033 ($0.4970 per Trust Unit) at June 30, 2025. The Trustees decided to reserve the full amount of such balance for potential future administrative expenses and liabilities in accordance with Section 5.7 of the Declaration of Trust, and therefore did not make a distribution to Unit Holders in respect of the Q4 2024 Contingent Portion Payment or Q1 2025 Contingent Portion Payment. The Trust will continue from time to time to assess the Trust’s needs with respect to future potential administrative expenses and liabilities to determine the amount of cash distributions, if any, to be made to Unit Holders in connection with any quarterly Contingent Portion payment received by the Trust from EMI. For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2025 and June 30, 2024 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”. For more computation details regarding such Contingent Portion payments and the lack of a distribution related thereto please refer to the quarterly distribution report, dated June 25, 2025, attached as Exhibit 99.1 to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on June 25, 2025.

Cash and Administrative Expenses

As of July 31, 2025, the Trust was holding $138,033 in cash and had $63,186 in unpaid administrative expenses for services rendered to the Trust.

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

See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2025 and June 30, 2024.

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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule
10b5-1
Trading Plans
During the three months ended June 30, 2025, none of the Trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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

August 14, 2025	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA