Form 10-Q
period 2025-09-30
MILLS MUSIC TRUST
filed 2025-11-14
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
12b-2
of the Exchange Act). Yes ☐ No ☒
The number of the Registrant’s Trust Units outstanding as of September 30, 2025 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024
(UNAUDITED)

	Three Months Ended September 30			Nine Months Ended September 30
	2025		2024	2025		2024
Receipts from EMI	$356,533		$512,648	$820,142		$1,049,997
Undistributed Cash at Beginning of Period	138,033	(1)	46	46		46
Disbursements — Administrative Expenses	(117,457)		(141,921)	(443,079)		(391,264)

Balance Available for Distribution	377,109		370,773	377,109		658,779
Cash Distributions to Unit Holders	0		(370,727)	0		(658,733)

Undistributed Cash at End of period	$377,109	(2)	$46	$377,109	(2)	$46

Cash Distribution per Unit (based on 277,712 Trust Units outstanding)	$0		$1.33	$0		$2.37

(1)
As of July 1, 2025 undistributed cash in the aggregate amount of $138,033 was being held in reserve for future potential administrative expenses and liabilities in accordance with the Declaration of Trust.

(2)
As of September 30, 2025, undistributed cash in the aggregate amount of $377,109 was being held in reserve for future potential administrative expenses and liabilities in accordance with the Declaration of Trust.

The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024
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
”). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement (the “
Calculation Method Dispute
”). As a result of the New Calculation Method not being applied, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view by the following amounts as of September 30, 2025 (the “
Calculation Method Underpayments
”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572
March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909
June 30, 2024	0
September 30, 2024	135,768
December 31, 2024	0
March 31, 2025	69,244
June 30, 2025	0
September 30, 2025	78,498

Total	$1,637,819

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
”). Citrin’s final report (the “
Citrin Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified certain asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments (the “
Citrin Underpayments
”). The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed most of the findings of the Citrin Report.
On October 30, 2025 (the “
Settlement Date
”), the Trust, Trustees, EMI and certain EMI affiliates entered into a settlement agreement, effective as of July 1, 2025 (the “
Settlement Agreement
”), pursuant to which the parties agreed to settle (the “
Settlement
”) all claims (the “
Settled Claims
”) of the Trust and/or the Trustees (i) for all periods of time prior to December 31, 2024 relating to EMI’s obligation to make Contingent Portion payments under the Asset Purchase Agreement, and (ii) regarding the interpretation of certain provisions of the Asset Purchase Agreement that had been subject to a tolling agreement between EMI and the Trust.

Under the terms of the Settlement, among other things, (i) EMI agreed to make a payment to the Trust in the amount of $500,000 within ten business days of the Settlement Date in full and final settlement of the Settled Claims (the “
Settlement Payment
”), (ii) the Trust and EMI agreed to amend Section 1(c)(i)(A) of the Asset Purchase Agreement to provide that beginning with the quarterly period beginning July 1, 2025, in calculating any Contingent Portion Payment due and payable by EMI to the Trust, EMI shall cap the foreign sub-publishing
fee between EMI and any foreign affiliate thereof at twenty-five percent (25%), which cap acts as a limitation on certain deductions that EMI can make against payments due to the Trust, and (iii) the Trust and EMI agreed to amend Section 1(c)(i)(B) of the Asset Purchase Agreement to provide that beginning with the quarterly period beginning July 1, 2025, EMI shall only be entitled to offset the costs associated with EMI obtaining U.S. copyright renewals for a song against royalty income collected by EMI in the U.S. for such song (and not against any foreign royalty income collected outside of the U.S. for such song), and this modification also serves to narrow permissible offsets to payments due from EMI to the Trust.
The Settlement includes all claims relating to the Calculation Method Underpayments through December 31, 2024 and all claims relating to the Citrin Underpayments. The Settlement does not include any claims for any periods after December 31, 2024 nor does it resolve the Calculation Method Dispute. As such, the Trustees and EMI have not agreed to settle any claims relating to the Calculation Method Dispute or the Calculation Method Underpayments for any period of time after December 31, 2024. The Trust can offer no assurance that it will be able to recover any portion of the Calculation Method Underpayments that were not subject to the Settlement, or that it will favorably resolve the Calculation Method Dispute with respect to future payments of the Contingent Portion.
For the full text of the pro forma Asset Purchase Agreement, as amended by the Settlement Agreement, please refer to the Current Report on Form
8-K,
dated October 30, 2025, which the Trust filed with the Securities and Exchange Commission on November 5, 2025.
Cash
Distributions to Unit
Holders
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. In March, June and September 2025, the Trust received from EMI a Contingent Portion payment of $260,759 ($0.9390 Per Trust Unit), $202,850 ($0.7304 per Trust Unit) and $356,533 ($1.2838 per Trust Unit), respectively, attributable to royalties received by EMI for the fourth quarter of 2024, the first quarter of 2025 and the second quarter of 2025, respectively (collectively, the “
Contingent Portion Payments
”). After receiving the Contingent Portion Payments, the Trust paid $196,827, $128,795, and $117,457 respectively, in connection with invoices rendered to the Trust by advisors and professionals providing services to the Trust and for administrative costs associated with the Trust, leaving an aggregate balance of $377,109 ($1.3579 per Trust Unit) (the “
Cash Balance
”) at September 30, 2025. The Trustees decided to reserve the full amount of such balance (the “
Reserve
”) for potential future administrative expenses and liabilities in accordance with Section 5.7 of the Declaration of Trust, and therefore did not make a distribution to Unit Holders in respect of the Contingent Portion Payments in the third quarter of 2025.
For information regarding cash disbursements made to Unit Holders for the three and nine months ended September 30, 2025 and September 30, 2024 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”. For more computation details regarding the Contingent Portion Payments and the lack of a distribution related thereto please refer to the Current Report on Form
8-K,
dated September 29, 2025, which the Trust filed with the Securities and Exchange Commission on October 21, 2
02
5.
As soon as reasonably practical and operationally feasible following receipt from EMI of the Settlement Payment, the Trustees will release the Reserve and cause the Trust to make a distribution to the Unit Holders in connection with such release in an amount equal to the sum of the Cash Balance and the Settlement Payment less any unpaid invoices from advisors and professionals providing services to the Trust and for administrative costs associated with the Trust. The Trust will continue from time to time to assess the Trust’s needs with respect to future potential administrative expenses and liabilities to determine whether a reserve may be required in the future.
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
NOTE 2. INCOME TAXES
No provision for income taxes has been made since the tax liability is that of the Unit Holders and not the Trust.
NOTE 3. GOVERNANCE OF THE TRUST
The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust, and Lee Eastman is the Individual Trustee of the Trust. Pursuant to the Declaration of Trust, Trustees of the Trust serve until their removal or resignation, or in the case of an Individual Trustee, their incapacity or death. Michael Reiss resigned as an Individual Trustee of the Trust effective as of March 15, 2024, and his Individual Trustee seat is vacant as of November 14, 2025.
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
Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Corporate Trustee Fees	$625	$625	$1,875	$1,875
Individual Trustee Fees	625	625	1,875	2,500
Transfer Agent and Registrar Fees (1)	6,875	6,875	20,625	17,500

Total	$8,125	$8,125	$24,375	$21,875

(1)	These services are performed by the Corporate Trustee.

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
NOTE 6. SUBSEQUENT EVENTS.
On the Settlement Date, the Trust, Trustees, EMI and certain EMI affiliates agreed to a Settlement of all Settled Claims pursuant to the terms of the Settlement Agreement.
Under the terms of the Settlement, among other things, (i) EMI agreed to make a payment to the Trust in the amount of $500,000 within ten business days of the Settlement Date in full and final settlement of the Settled Claims, (ii) the Trust and EMI agreed to amend Section 1(c)(i)(A) of the Asset Purchase Agreement to provide that beginning with the quarterly period beginning July 1, 2025, in calculating any Contingent Portion Payment due and payable by EMI to the Trust, EMI shall cap the foreign sub-publishing
fee between EMI and any foreign affiliate thereof at twenty-five percent (25%), which cap acts as a limitation on certain deductions that EMI can make against payments due to the Trust, and (iii) the Trust and EMI agreed to amend Section 1(c)(i)(B) of the Asset Purchase Agreement to provide that beginning with the quarterly period beginning July 1, 2025, EMI shall only be entitled to offset the costs associated with EMI obtaining U.S. copyright renewals for a song against royalty income collected by EMI in the U.S. for such song (and not against any foreign royalty income collected outside of the U.S. for such song), and this modification also serves to narrow permissible offsets to payments due from EMI to the Trust.
The Settlement includes all claims relating to the Calculation Method Underpayments through December 31, 2024 and all claims relating to the Citrin Underpayments. The Settlement does not include any claims for any periods after December 31, 2024 nor does it resolve the Calculation Method Dispute. As such, the Trustees and EMI have not agreed to settle any claims relating to the Calculation Method Dispute or the Calculation Method Underpayments for any period of time after December 31, 2024. The Trust can offer no assurance that it will be able to recover any portion of the Calculation Method Underpayments that were not subject to the Settlement, or that it will favorably resolve the Calculation Method Dispute with respect to future payments of the Contingent Portion.
For the full text of the pro forma Asset Purchase Agreement, as amended by the Settlement Agreement, please refer the Current Report on Form
8-K,
dated October 30, 2025, which the Trust filed with the Securities and Exchange Commission on November 5, 2025.

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

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. One such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement (the “Calculation Method Dispute”). As a result of the New Calculation Method not being applied, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view, by the following amounts, as of September 30, 2025 (the “Calculation Method Underpayments”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2016	$79,889
September 30, 2016	37,529
March 31, 2017	85,359
September 30, 2017	41,557
March 31, 2018	98,901
September 30, 2018	75,712
March 31, 2019	71,489
June 30, 2019	41,786
September 30, 2019	68,571
December 31, 2019	42,572

March 31, 2020	40,025
June 30, 2020	15,557
September 30, 2020	40,085
March 31, 2021	42,742
June 30, 2021	43,148
September 30, 2021	38,846
December 31, 2021	38,112
March 31, 2022	0
June 30, 2022	70,709
September 30, 2022	83,438
December 31, 2022	0
March 31, 2023	44,908
June 30, 2023	37,491
September 30, 2023	131,213
December 31, 2023	40,761
March 31, 2024	43,909
June 30, 2024	0
September 30, 2024	135,768
December 31, 2024	0
March 31, 2025	69,244
June 30, 2025	0
September 30, 2025	78,498

Total	$1,637,819

In addition, on October 1, 2020, the Trust engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income (“Citrin”), to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust for the periods beginning January 1, 2016 and ended December 31, 2020 (the “Audit Period”). Citrin’s final report (the “Citrin Report”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Underpayments (the “Citrin Underpayments”). The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report.

On October 30, 2025 (the “Settlement Date”), the Trust, Trustees, EMI and certain EMI affiliates entered into a settlement agreement, effective as of July 1, 2025 (the “Settlement Agreement”), pursuant to which the parties agreed to settle (the “Settlement”) all claims (the “Settled Claims”) of the Trust and/or the Trustees (i) for all periods of time prior to December 31, 2024 relating to EMI’s obligation to make Contingent Portion payments under the Asset Purchase Agreement, and (ii) regarding the interpretation of certain provisions of the Asset Purchase Agreement that had been subject to a tolling agreement between EMI and the Trust.

Under the terms of the Settlement, among other things, (i) EMI agreed to make a payment to the Trust in the amount of $500,000 within ten business days of the Settlement Date in full and final settlement of the Settled Claims (the “Settlement Payment”), (ii) the Trust and EMI agreed to amend Section 1(c)(i)(A) of the Asset Purchase Agreement to provide that beginning with the quarterly period beginning July 1, 2025, in calculating any Contingent Portion Payment due and payable by EMI to the Trust, EMI shall cap the foreign sub-publishing fee between EMI and any foreign affiliate thereof at twenty-five percent (25%), which cap acts as a limitation on certain deductions that EMI can make against payments due to the Trust, and (iii) the Trust and EMI agreed to amend Section 1(c)(i)(B) of the Asset Purchase Agreement to provide that beginning with the quarterly period beginning July 1, 2025, EMI shall only be entitled to offset the costs associated with EMI obtaining U.S. copyright renewals for a song against royalty income collected by EMI in the U.S. for such song (and not against any foreign royalty income collected outside of the U.S. for such song), and this modification also serves to narrow permissible offsets to payments due from EMI to the Trust.

The Settlement includes all claims relating to the Calculation Method Underpayments through December 31, 2024 and all claims relating to the Citrin Underpayments. The Settlement does not include any claims for any periods after December 31, 2024 nor does it resolve the Calculation Method Dispute. As such, the Trustees and EMI have not agreed to settle any claims relating to the Calculation Method Dispute or the Calculation Method Underpayments for any period of time after December 31, 2024. The Trust can offer no assurance that it will be able to recover any portion of the Calculation Method Underpayments that were not subject to the Settlement, or that it will favorably resolve the Calculation Method Dispute with respect to future payments of the Contingent Portion.

For the full text of the pro forma Asset Purchase Agreement, as amended by the Settlement Agreement, please refer to the Current Report on Form 8-K, dated October 30, 2025, which the Trust filed with the Securities and Exchange Commission on November 5, 2025.

Recent Contingent Portion Payment

On September 3, 2025 the Trust received a Contingent Portion payment of $356,533 (or $1.2838 per Trust Unit) from EMI, which was attributable to royalty income generated by the Catalog during the second quarter of 2025, as compared to $512,648 (or $1.8460 per Trust Unit) for the payment attributable to the second quarter of 2024.

Recent Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. In March, June and September 2025, the Trust received from EMI a Contingent Portion payment of $260,759 ($0.9390 Per Trust Unit), $202,850 ($0.7304 per Trust Unit) and $356,533 ($1.2838 per Trust Unit), respectively, attributable to royalties received by EMI for the fourth quarter of 2024, the first quarter of 2025 and the second quarter of 2025, respectively (collectively, the “Contingent Portion Payments”). After receiving the Contingent Portion Payments, the Trust paid $196,827, $128,795, and $117,457 respectively, in connection with invoices rendered to the Trust by advisors and professionals providing services to the Trust and for administrative costs associated with the Trust, leaving an aggregate balance of $377,109 ($1.3579 per Trust Unit) (the “Cash Balance”) at September 30, 2025. The Trustees decided to reserve the full amount of such balance (the “Reserve”) for potential future administrative expenses and liabilities in accordance with Section 5.7 of the Declaration of Trust, and therefore did not make a distribution to Unit Holders in respect of the Contingent Portion Payments in the third quarter of 2025.

For information regarding cash disbursements made to Unit Holders for the three and nine months ended September 30, 2025 and September 30, 2024 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”. For more computation details regarding the Contingent Portion Payments and the lack of a distribution related thereto please refer to the Current Report on Form 8-K, dated September 29, 2025, which the Trust filed with the Securities and Exchange Commission on October 21, 2025.

As soon as reasonably practical and operationally feasible following receipt from EMI of the Settlement Payment, the Trustees will release the Reserve and cause the Trust to make a distribution to the Unit Holders in connection with such release in an amount equal to the sum of the Cash Balance and Settlement Payment less any unpaid invoices from advisors and professionals providing services to the Trust and for administrative costs associated with the Trust. The Trust will continue from time to time to assess the Trust’s needs with respect to future potential administrative expenses and liabilities to determine whether a reserve may be required in the future.

Cash and Administrative Expenses

As of October 21, 2025, the Trust was holding $377,109 in cash and had received invoices for an aggregate of $9,413 in unpaid administrative expenses for services rendered to the Trust.

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

See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and nine months ended September 30, 2025 and September 30, 2024.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations or liquidity that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this quarterly report, the Trust carried out an evaluation of the effectiveness of the design and operation of the Trust’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of the Trust’s management, including the Chief Financial Individual providing accounting services and the Trustees. Based on that evaluation, the Chief Financial Individual providing accounting services and the Trustees concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information the Trust is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, including the Chief Financial Individual providing accounting services and the Trustees, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, the Trust’s management, including the Chief Financial Individual providing accounting services and the Trustees, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that the Trust’s management, including the Chief Financial Individual providing accounting services and the Trustees, is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
The Trust is a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and is not required to provide the information under this item.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule
10b5-1
Trading Plans
During the three months ended September 30, 2025, none of the Trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the Exchange Act or any
“non-Rule
10b5-1
trading arrangement” as defined in Item 408(c) of Regulation
S-K.
Subsequent Events
On October 30, 2025 (the “
Settlement Date
”), the Trust, Trustees, EMI and certain EMI affiliates entered into a settlement agreement, effective as of July 1, 2025 (the “
Settlement Agreement
”), pursuant to which the parties agreed to settle (the “
Settlement
”) all claims (the “
Settled Claims
”) of the Trust and/or the Trustees (i) for all periods of time prior to December 31, 2024 relating to EMI’s obligation to make Contingent Portion payments under the Asset Purchase Agreement, and (ii) regarding the interpretation of certain provisions of the Asset Purchase Agreement that had been subject to a tolling agreement between EMI and the Trust.
Under the terms of the Settlement, among other things, (i) EMI agreed to make a payment to the Trust in the amount of $500,000 within ten business days of the Settlement Date in full and final settlement of the Settled Claims (the “
Settlement Payment
”), (ii) the Trust and EMI agreed to amend Section 1(c)(i)(A) of the Asset Purchase Agreement to provide that beginning with the quarterly period beginning July 1, 2025, in calculating any Contingent Portion Payment due and payable by EMI to the Trust, EMI shall cap the foreign sub-publishing
fee between EMI and any foreign affiliate thereof at twenty-five percent (25%), which cap acts as a limitation on certain deductions that EMI can make against payments due to the Trust, and (iii) the Trust and EMI agreed to amend Section 1(c)(i)(B) of the Asset Purchase Agreement to provide that beginning with the quarterly period beginning July 1, 2025, EMI shall only be entitled to offset the costs associated with EMI obtaining U.S. copyright renewals for a song against royalty income collected by EMI in the U.S. for such song (and not against any foreign royalty income collected outside of the U.S. for such song), and this modification also serves to narrow permissible offsets to payments due from EMI to the Trust.
The Settlement includes all claims relating to the Calculation Method Underpayments through December 31, 2024 and all claims relating to the Citrin Underpayments. The Settlement does not include any claims for any periods after December 31, 2024 nor does it resolve the Calculation Method Dispute. As such, the Trustees and EMI have not agreed to settle any claims relating to the Calculation Method Dispute or the Calculation Method Underpayments for any period of time after December 31, 2024. The Trust can offer no assurance that it will be able to recover any portion of the Calculation Method Underpayments that were not subject to the Settlement, or that it will favorably resolve the Calculation
Me
thod Dispute with respect to future payments of the Contingent Portion.
For the full text of the pro forma Asset Purchase Agreement, as amended by the Settlement Agreement, please refer to the Current Report on Form
8-K,
dated October 30, 2025, which the Trust filed with the Securities and Exchange Commission on November 5, 2025.

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

November 14, 2025	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA