Form 10-K
period 2025-12-31
MILLS MUSIC TRUST
filed 2026-03-31
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2025
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
as of the last day of the registrant’s most recently completed second fiscal quarter was $4,149,121.
Total Trust Units outstanding as of December 31, 2025 was 277,712.

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

The Copyright Catalogue

The Catalogue is estimated to be composed of over 12,000 music titles (the “Copyrighted Songs”), of which approximately 1,430 produced royalty income in recent years. Based on information which EMI provided to the Trust, most of the royalty income generated by the Catalogue during recent years has been produced by a relatively small number of the Copyrighted Songs with copyrights established primarily in or prior to 1954.

EMI has provided the Trust with a listing (the “Listing”) of the top 50 earning songs in the Catalogue during the 2025 calendar year (the “Top 50 Songs”). The totals contained in the right most column of the Listing represent gross royalty payments EMI received for each of the Top 50 Songs, before it made deductions in accordance with the Asset Purchase Agreement. The Listing also contains the following additional information for each song title: the writer(s), the original copyright date and copyright renewal date and the date on which each copyright enters the public domain in the United States.

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

Top 50 Songs

2025

Rank	Song Title	Writers	Original Copyright Date	Renewal Date	Last Year of Copyright	U.S. Public Domain Year	Gross Revenue
1	SLEIGH RIDE (VOCAL)	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/24/1950	12/5/1977	2045	2046	1,190,557.59
2	LITTLE DRUMMER BOY	KATHERINE K DAVIS (33.34), HENRY ONORATI (33.33), HARRY SIMEONE (33.33)	4/19/1937	4/13/1965	2032	2033	1,073,052.22
3	SLEIGH RIDE PROMENADE	LEROY ANDERSON (50), MITCHELL PARISH (50)	10/21/1932	10/21/1959	2027	2028	365,657.56
4	On The Sunny Side Of The Street	Dorothy Fields (50), Jimmy McHugh (50)	2/3/1930	2/4/1957	2025	2026	296,430.01
5	It Don’t Mean A Thing (If It Ain’t Got That Swing)	Duke Ellington (50), IRVING MILLS (50)	10/28/1932	10/28/1959	2027	2028	185,761.50
6	STARDUST	HOAGY CARMICHAEL (50), MITCHELL PARISH (50)	4/19/1937	4/13/1965	2032	2033	142,211.84
7	MINNIE THE MOOCHER	CAB CALLOWAY (33.34), CLARENCE GASKILL (33.33), IRVING MILLS (33.33)	10/21/1932	10/21/1959	2027	2028	138,800.31
8	Caravan-Instrumental Version	Duke Ellington (50), JUAN TIZOL (50)	4/19/1937	4/13/1965	2032	2033	123,007.22
9	In A Sentimental Mood (Vocal)	Duke Ellington (50), MANNY KURTZ (25), IRVING MILLS (25)	11/29/1935	11/6/1963	2030	2031	108,176.45

10	Solitude	EDDIE DE LANGE (33.34), Duke Ellington (33.34), IRVING MILLS (33.32)	9/21/1934	9/4/1962	2029	2030	105,158.36
11	Caravan-Vocal Version	Duke Ellington (25), IRVING MILLS (50), JUAN TIZOL (25)	4/19/1937	4/13/1965	2032	2033	100,929.35
12	In A Sentimental Mood (Instr.)	Duke Ellington (100)	11/29/1935	11/29/1962	2030	2031	100,546.20
13	I CAN’T BELIEVE THAT YOU’RE IN LOVE WITH ME	CLARENCE GASKILL (50), JIMMY MC HUGH (50)	12/31/1926	12/16/1954	2021	2022	85,180.02
14	AIN’T MISBEHAVIN’	HARRY BROOKS (25), ANDY RAZAF (50), FATS WALLER (25)	10/21/1932	10/21/1959	2027	2028	77,989.84
15	Sophisticated Lady	Duke Ellington (50), IRVING MILLS (25), MITCHELL PARISH (25)	5/31/1933	8/16/1961	2028	2029	65,417.59
16	ST. JAMES INFIRMARY	IRVING MILLS (100)	3/4/1929	2/28/1957	2024	2025	62,382.75
17	SLEIGH RIDE (INSTRUMENTAL)	LEROY ANDERSON (100)	12/30/1948	2/23/1976	2043	2044	62,329.17
18	LOVESICK BLUES	CLIFF FRIEND (50), IRVING MILLS (50)	10/21/1932	10/21/1959	2027	2028	61,727.19
19	MAMBO SANTA MAMBO	ALTON HOLLOWELL (20),GERALD HOLLOWELL (20),ULYSSES HOLLOWELL (20),JACK EDWARD THOMAS (20),GEORGE WADE (20)	10/21/1932	10/21/1959	2027	2028	54,919.63
20	MOONGLOW	EDDIE DE LANGE (33.34), WILL HUDSON (33.34), IRVING MILLS (33.32)	10/21/1932	10/21/1959	2027	2028	51,707.35
21	STORMY WEATHER (KEEPS RAININ’ ALL THE TIME)	HAROLD ARLEN (50), TED KOEHLER (50)	9/29/1938	9/8/1966	2033	2034	51,525.34

22	STRAIGHTEN UP AND FLY RIGHT	NAT KING COLE (50), IRVING MILLS (50)	10/21/1932	10/21/1959	2027	2028	48,045.04
23	Mood Indigo	BARNEY BIGARD (33.33), Duke Ellington (33.34), IRVING MILLS (33.33)	2/21/1931	2/19/1959	2026	2027	46,926.95
24	YOU RASCAL YOU	SAM THEARD (100)	10/21/1932	10/21/1959	2027	2028	42,774.37
25	VOLARE (PARISH VERSION)	FRANCO MIGLIACCI (33.34), DOMENICO MODUGNO (33.33), MITCHELL PARISH (33.33)	4/19/1937	4/13/1965	2032	2033	40,648.40
26	STARS FELL ON ALABAMA	MITCHELL PARISH (50), FRANK S PERKINS (50)	10/21/1932	10/21/1959	2027	2028	39,802.85
27	I CAN’T GIVE YOU ANYTHING BUT LOVE	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	10/21/1932	10/21/1959	2027	2028	36,347.10
28	BUGLER’S HOLIDAY	LEROY ANDERSON (100)	7/8/1954	2/3/1982	2049	2050	34,644.80
29	EVERYBODY EATS WHEN THEY COME TO MY HOUSE	JEANNE BURNS (100)	10/21/1932	10/21/1959	2027	2028	34,277.11
30	SHAKIN’ ALL OVER	FRED HEATH (100)	9/29/1938	9/8/1966	2033	2034	32,971.71
31	I’M GETTING SENTIMENTAL OVER YOU	GEORGE BASSMAN (50), NED WASHINGTON (50)	10/21/1932	10/21/1959	2027	2028	30,965.73
32	SWEET LORRAINE	CLIFF BURWELL (50), MITCHELL PARISH (50)	10/21/1932	10/21/1959	2027	2028	30,576.38
33	I’VE GOT THE WORLD ON A STRING	HAROLD ARLEN (50), TED KOEHLER (50)	11/10/1932	2/26/1960	2027	2028	29,776.24
34	HOLD ME, THRILL ME, KISS ME	HARRY NOBLE (100)	10/21/1932	10/21/1959	2027	2028	29,745.35
35	A CHRISTMAS FESTIVAL	LEROY ANDERSON (100)	11/6/1950	12/9/1977	2045	2046	28,029.42

36	TYPEWRITER	LEROY ANDERSON (100)	4/19/1937	4/13/1965	2032	2033	27,717.09
37	CORRINE CORRINA	BO CHATMAN (33.34), MITCHELL PARISH (33.32), J WILLIAMS (33.34)	12/5/1929	12/3/1957	2024	2025	18,117.07
38	Prelude To A Kiss	Duke Ellington (33.34), IRVING GORDON (33.33), IRVING MILLS (33.33)	9/29/1938	9/8/1966	2032	2033	17,785.78
39	BLUE TANGO (INST)	LEROY ANDERSON (100)	9/29/1938	9/8/1966	2033	2034	16,420.23
40	THE WALTZING CAT	LEROY ANDERSON (100)	10/21/1932	10/21/1959	2027	2028	15,482.65
41	AMERICAN SALUTE	MORTON GOULD (100)	3/31/1943	2/17/1971	2038	2039	15,439.24
42	I Let A Song Go Out Of My Heart	Duke Ellington (50), IRVING MILLS (16.67), HENRY NEMO (16.67), JOHN REDMOND (16.66)	4/26/1938	4/22/1966	2032	2033	15,184.05
43	Exactly Like You	Dorothy Fields (50),Jimmy McHugh (50)	2/3/1930	1/1/1957	2025	2026	15,076.26
44	CAROL OF THE DRUM	KATHERINE DAVIS (100)	10/21/1932	10/21/1959	2027	2028	14,825.77
45	Echoes Of Harlem	Duke Ellington (100)	8/14/1936	8/14/1963	2031	2032	13,481.32
46	PLINK PLANK PLUNK	LEROY ANDERSON (100)	4/19/1937	4/13/1965	2032	2033	12,072.82
47	Diablo	Josh Berg (12.5), Duke Ellington (25), MANNY KURTZ (12.5), IRVING MILLS (12.5), Malcolm McCormick (37.5)	3/31/1943	2/17/1971	2038	2039	11,654.19
48	A CHICKEN AIN’T NOTHIN’ BUT A BIRD	EMMETT WALLACE (100)	10/21/1932	10/21/1959	2027	2028	11,473.15
49	DIGA DIGA DOO	DOROTHY FIELDS (50), JIMMY MC HUGH (50)	9/29/1938	9/8/1966	2033	2034	11,207.54
50	BELLE OF THE BALL (Instr.)	LEROY ANDERSON (100)	6/4/1953	7/24/1981	2048	2049	9,804.32

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Trust does not have any material internal operations of its own that face material cybersecurity threats and is not a regulated financial institution subject to mandatory cybersecurity compliance under New York law (including, without limitation, the New York Code, Rules and Regulations), and therefore has not adopted any cybersecurity risk management program or formal processes for assessing or monitoring cybersecurity risk. However, the Trust does depend on the digital technologies of the Corporate Trustee and third parties, including EMI, Sony/ATV and their respective affiliates’ information systems, infrastructure and cloud applications and services. Any sophisticated and deliberate attacks on, or security breaches in, the systems, infrastructure or cloud that benefit the Trust, including those of the Corporate Trustee and third parties, could lead to corruption, misappropriation or miscalculation of the gross royalty income arising from the Catalogue (or calculation of the Contingent Portion related thereto) and/or the Trust’s assets, proprietary information and sensitive or confidential data. Because of the Trust’s reliance on the technologies of the Corporate Trustee and third parties including EMI, Sony/ATV, their respective affiliates, the Trust also depends upon the personnel and the processes of such parties to protect against cybersecurity threats arising from their own operations in the ordinary course of their respective businesses. The Trust does not employ any operating personnel and has not contracted for the development of processes of its own for the purpose of data security protections and as such may not adequately protect against, or investigate and/or remediate any vulnerability to, cyber incidents. To the best knowledge of the Trustees, as of December 31, 2025, risks from cybersecurity threats, including any previous cybersecurity incidents, have not materially affected the Trust, but it is possible that any of these occurrences, or a combination of them, could have material adverse consequences on the Trust, including its results of operations or financial condition.
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

Calendar Period	High	Low
2024
First Quarter	$37.25	$34.38
Second Quarter	$39.00	$34.41
Third Quarter	$49.00	$34.08
Fourth Quarter	$38.72	$35.00
2025
First Quarter	$36.00	$28.99
Second Quarter	$29.69	$23.75
Third Quarter	$28.52	$24.75
Fourth Quarter	$27.75	$21.00

Unit Holders

As of December 31, 2025 there were 101 Trust Unit holders of record. The Trust is unable to estimate the total number of persons that beneficially own Trust Units in “street name” through brokers or the other institutions which are the holders of record.

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

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Copyright Catalogue

The Catalogue is estimated to be composed of over 12,000 music titles (the “Copyrighted Songs”), of which approximately 1,430 produced royalty income in recent years. Based on the Listing, the Trust derives its receipts principally from copyrights established in or prior to 1954 in the United States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

Based on the Listing, most of the Top 50 Songs obtained copyright registration under the U.S. Copyright Act of 1909 (the “1909 Act”) between 1926 and 1954. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. Based on the Listing, the Copyright expiration years for the Top 50 Songs, to the extent known, range between 2021 and 2049, as set forth in the Listing.

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

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. One such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement (the “Calculation Method Dispute”). As a result of the New Calculation Method not being applied, after giving effect to the Settlement described below, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view by the following amounts (as of December 31, 2025 (the “Calculation Method Underpayments”):

Quarterly Payment Period	Amount of Deficiency ($)
March 31, 2025	$69,244
June 30, 2025	0
September 30, 2025	78,498
December 31, 2025	0

Total	$147,742

As of the date hereof, the Trust has not received any amounts in respect of the Calculation Method Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any portion of the Calculation Method Underpayments or that it will resolve favorably the ongoing dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.

Recent Audit Settlement

On October 1, 2020, the Trust engaged Citrin Cooperman & Company LLP, an accounting firm specializing in auditing royalty income (“Citrin”), to conduct a special audit of the books and records of EMI administered by Sony/ATV to determine the areas and extent of underpayment, if any, of quarterly Contingent Portion payments payable to the Trust for the periods beginning January 1, 2016 and ended December 31, 2020 (the “Audit Period”). Citrin’s final report (the “Citrin Report”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Calculation Method Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report.

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

Under the terms of the Settlement, among other things, (i) EMI made a payment to the Trust in the amount of $500,000 on November 5, 2025 in full and final settlement of the Settled Claims (the “Settlement Payment”), (ii) the Trust and EMI agreed to amend Section 1(c)(i)(A) of the Asset Purchase Agreement to provide that beginning with the quarterly period beginning July 1, 2025, in calculating any Contingent Portion Payment due and payable by EMI to the Trust, EMI shall cap the foreign sub-publishing fee between EMI and any foreign affiliate thereof at twenty-five percent (25%), which cap acts as a limitation on certain deductions that EMI can make against payments due to the Trust, and (iii) the Trust and EMI agreed to amend Section 1(c)(i)(B) of the Asset Purchase Agreement to provide that beginning with the quarterly period beginning July 1, 2025, EMI shall only be entitled to offset the costs associated with EMI obtaining U.S. copyright renewals for a song against royalty income collected by EMI in the U.S. for such song (and not against any foreign royalty income collected outside of the U.S. for such song), and this modification also serves to narrow permissible offsets to payments due from EMI to the Trust.

The Settlement includes all claims relating to the Calculation Method Dispute through December 31, 2024 and all claims relating to the underpayments included in the Citrin Report. The Settlement does not include any claims for any periods after December 31, 2024 nor does it resolve the Calculation Method Dispute. As such, the Trustees and EMI have not agreed to settle any claims relating to the Calculation Method Dispute or the Calculation Method Underpayments for any period of time after December 31, 2024. The Trust can offer no assurance that it will be able to recover any portion of the Calculation Method Underpayments that were not subject to the Settlement, or that it will favorably resolve the Calculation Method Dispute with respect to future payments of the Contingent Portion.

For the full text of the pro forma Asset Purchase Agreement, as amended by the Settlement Agreement, please refer to the Current Report on Form 8-K, dated October 30, 2025, which the Trust filed with the Securities and Exchange Commission on November 5, 2025.

Unit Holder Distributions and Trust Expenses
Recent Payments
During the year ended December 31, 2025, the Trust received a total of $1,570,141 from EMI, of which $500,000 was attributable to the Settlement Payment and the remainder of which was attributable to ordinary Contingent Portion Payments made by EMI to the Trust during the 2025 calendar year. During the year ended December 31, 2024, the Trust received a total of $1,291,775 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2024 calendar year.
Recent Distributions
During the year ended December 31, 2025, the Trust made cash distributions to Unit Holders in the aggregate amount of $652,817 ($2.35 per Trust Unit), as compared to cash distributions to Unit Holders in the aggregate amount of $658,733 ($2.37 per Trust Unit) during the year ended December 31, 2024. For computation details regarding the distributions made during the year ended December 31, 2025, please see the table headed “Statements of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data”.
Cash and Administrative Expenses
As of December 31, 2025 the Trust had an aggregate of $0 in unpaid administrative expenses for services rendered to the Trust. As of March 31, 2026, the Trust had no unpaid administrative expenses for services rendered to the Trust prior to such date.
Inflation
The Trust does not believe that inflation has materially affected its activities.
Liquidity and Capital Resources
The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statements of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding cash disbursements made to Unit Holders for the years ended December 31, 2025 and 2024.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustees and Unit Holders of Mills Music Trust
Opinion on the Financial Statements
We have audited the accompanying statements of cash receipts and disbursements of Mills Music Trust (the “Trust”) for each of the years in the two-year
period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the cash receipts and disbursements of the Trust for each of the years in the two-year
period ended December 31, 2025, in conformity with the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described in Note 1 to the financial statements.
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
March 31, 2026

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

MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025		2024
Receipts from EMI	$1,570,141	(1)	$1,291,775
Undistributed Cash at Beginning of Year	46		46
Disbursements – Administrative Expenses	(917,370)		(633,042)

Balance Available for Distribution	652,817		658,779
Cash Distributions to Unit Holders	652,817	(2)	658,733

Undistributed Cash at End of Year	$0		$46

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$2.35		$2.37

(1)
The proceeds received by the Trust for the year ended December 31, 2025 include the Settlement Payment in the amount of $500,000. For further information see “Recent Audit Settlement” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of
Operations
”.

(2)
The Trust did not make any distributions to Unit Holders in the first, second or third quarter of 2025. Instead, all payments of the Contingent Portion received by the Trust in respect of such periods were held in reserve by the Trust for future potential administrative expenses and liabilities in accordance with the Declaration of Trust. The full balance of the reserve, in the aggregate amount of $377,109, less any unpaid invoices from advisors and professionals providing services to the Trust and for administrative costs associated with the Trust, was distributed to Unit Holders in Q4 2025.

See accompanying Notes to Statements of Cash Receipts and Disbursements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
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
”). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement (the “Calculation Method Dispute”). As a result of the New Calculation Method not being applied, after giving effect to the Settlement described below, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view by the following amounts as of December 31, 2025 (the “
Calculation Method Underpayments
”):

Quarterly Payment Period	Amount of Deficiency ($)
March 31, 2025	$69,244
June 30, 2025	0
September 30, 2025	78,498
December 31, 2025	0

Total	$147,742

As of the date hereof, the Trust has not received any amounts in respect of the Calculation Method Underpayments, and EMI has expressly disagreed with the Trust. The Trust can offer no assurance that it will be able to recover any portion of the Calculation Method Underpayments or that it will resolve favorably the ongoing dispute relating to the New Calculation Method with respect to future payments of the Contingent Portion.
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
”). Citrin’s final report (the “
Citrin Report
”) was delivered to the Trustees on April 4, 2022. The Citrin Report identified multiple asserted royalty omissions and expense over-deductions from the Contingent Portion during the Audit Period in addition to the Calculation Method Underpayments. The Trust distributed the Citrin Report to EMI on or about April 13, 2022. EMI has disputed the findings of the Citrin Report.
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
Under the terms of the Settlement, among other things, (i) EMI made a payment to the Trust in the amount of $500,000 on November 5, 2025 in full and final settlement of the Settled Claims (the “Settlement Payment”), (ii) the Trust and EMI agreed to amend Section 1(c)(i)(A) of the Asset Purchase Agreement to provide that beginning with the quarterly period beginning July 1, 2025, in calculating any Contingent Portion Payment due and payable by EMI to the Trust, EMI shall cap the foreign sub-publishing fee between EMI and any foreign affiliate thereof at twenty-five percent (25%), which cap acts as a limitation on certain deductions that EMI can make against payments due to the Trust, and (iii) the Trust and EMI agreed to amend Section 1(c)(i)(B) of the Asset Purchase Agreement to provide that beginning with the quarterly period beginning July 1, 2025, EMI shall only be entitled to offset the costs associated with EMI obtaining U.S. copyright renewals for a song against royalty income collected by EMI in the U.S. for such song (and not against any foreign royalty income collected outside of the U.S. for such song), and this modification also serves to narrow permissible offsets to payments due from EMI to the Trust.
The Settlement includes all claims relating to the Calculation Method Dispute through December 31, 2024 and all claims relating to the underpayments in the Citrin Report. The Settlement does not include any claims for any periods after December 31, 2024 nor does it resolve the Calculation Method Dispute. As such, the Trustees and EMI have not agreed to settle any claims relating to the Calculation Method Dispute or the Calculation Method Underpayments for any period of time after December 31, 2024. The Trust can offer no assurance that it will be able to recover any portion of the Calculation Method Underpayments that were not subject to the Settlement, or that it will favorably resolve the Calculation Method Dispute with respect to future payments of the Contingent Portion.
For the full text of the pro forma Asset Purchase Agreement, as amended by the Settlement Agreement, please refer to the Current Report on Form 8-K, dated October 30, 2025, which the Trust filed with the Securities and Exchange Commission on November 5, 2025.

Unit Holder Distributions and Trust Expenses
Recent Payments
During the year ended December 31, 2025, the Trust received a total of $1,570,141 from EMI, of which $500,000 was attributable to the Settlement Payment and the remainder of which was attributable to ordinary Contingent Portion Payments made by EMI to the Trust during the 2025 calendar year. During the year ended December 31, 2024, the Trust received a total of $1,291,775 from EMI, all of which was attributable to ordinary Contingent Portion Payments which EMI made to the Trust during the 2024 calendar year.
Recent Distributions
During the year ended December 31, 2025, the Trust made cash distributions to Unit Holders in the aggregate amount of $652,817 ($2.35 per Trust Unit), as compared to cash distributions to Unit Holders in the aggregate amount of $658,733 ($2.37 per Trust Unit) during the year ended December 31, 2024. For computation details regarding the distributions made during the year ended December 31, 2025, please see the table headed “Statements of Cash Receipts and Disbursements” under Part II, Item 8, “Financial Statements and Supplementary Data”.
Cash and Administrative Expenses
As of December 31, 2025 the Trust had an aggregate of $0
in unpaid administrative expenses for services rendered to the Trust. As of March 31, 2026, the Trust had no unpaid administrative expenses for services rendered to the Trust prior to such date.
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
Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the years ended December 31, 2025 and December 31, 2024:

Trustee Fees Paid by the Trust	2025	2024
Individual Trustee Fees	$ 2,500	$ 3,125
Corporate Trustee Fees	2,500	2,500
Corporate Trustee Transfer Agent Registrar Fees (1)	27,500	24,375

Totals	$ 32,500	$ 30,000

(1)	These services are performed by the Corporate Trustee.
NOTE 4. THE COPYRIGHT CATALOGUE
The Catalogue is estimated to be composed of over 12,000 music titles (the “
Copyrighted Songs
”), of which approximately 1,430 produced royalty income in recent years. Based on the Listing, the Trust derives its receipts principally from copyrights established in or prior to 1954 in the United States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.
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
) between 1926 and 1954. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. Based on the Listing, the Copyright expiration years for the Top 50 Songs, to the extent known, range between 2021 and 2049, as set forth in the Listing.

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
) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, which is comprised of the Trust Officer of the Corporate Trustee and the Chief Financial Individual providing accounting services to the Trust, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Trust’s management has evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, the Trust’s management concluded that the design and operation of the Trust’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
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
Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in
Internal Control – Integrated Framework
. Based on management’s assessment, the Trust believes that, as of December 31, 2025, the Trust’s internal control over financial reporting is effective based on those criteria.
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
under the Exchange Act) during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
10b5-1 Trading Plans
During the three months ended December 31, 2025, none of the Trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust and Lee Eastman is the Individual Trustee of the Trust. Pursuant to the Declaration of Trust, Trustees of the Trust serve until their removal or resignation, or in the case of Individual Trustees, their incapacity or death. Michael Reiss resigned as an Individual Trustee of the Trust effective as of March 15, 2024. and his Individual Trustee seat is vacant as of March 31, 2026. For more information regarding his resignation please refer to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 21, 2024.

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

Code of Ethics

On December 23, 2014, the Trust adopted a code of ethics (as defined in Item 406 of Regulation S-K under the Securities Act of 1933) applicable to the Individual Trustees and the Trust Officers of the Corporate Trustee to the extent they provide services to the Trust (the “Code of Ethics”). A copy of the Code of Ethics will be provided to any person without charge upon written request to the Trust at its administrative office, c/o HSBC BANK USA, N.A., Corporate Trust, Issuer Services, 66 Hudson Boulevard East, New York, NY 10001. In addition, the Trust relies on the Corporate Trustee to abide by HSBC Bank, USA, N.A.’s Statement of Business Principles and Code of Ethics, which is available on the Corporate Trustee’s website at https://www.hsbc.com/who-we-are/esg-and-responsible-business/our-conduct.

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

Insider Trading Policy

The Trust has not adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Trust’s securities by its directors, officers, and employees. The Trust does not have, nor does the Declaration of Trust require or provide for, officers, a board of directors or any employees. As of December 23, 2014, the Trust adopted a code of ethics (as defined in Item 406 of Regulation S-K under the Securities Act of 1933) (the “Code of Ethics”) applicable to the Individual Trustees and the Trust Officers of the Corporate Trustee to the extent they provide services to the Trust on behalf of the Corporate Trustee (each, a “Covered Individual”). Among other things, the Code of Ethics requires each Covered Individual to comply with the Declaration of Trust and all applicable governmental laws, rules and regulations, and to take reasonable steps and measures to avoid actual or apparent conflicts of interest. The Code of Ethics states that a conflict of interest arises when, among other things, a Covered Individual uses its position to advance a personal gain or advantage on the basis of sensitive information gained when acting in such capacity. In addition, as the Declaration of Trust requires the Trust to distribute to Unit Holders all funds it receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust, the Trust is prohibited from expending any amounts to purchase Trust Units. Due to the Trust’s structure, the existence of the Code of Ethics and the restrictions set forth in the Declaration of Trust, the Trustees have not adopted insider trading policies and procedures for the Trust. The Trustees will continue to evaluate whether adopting such policies and procedures would be appropriate in the future.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Trustees as of December 31, 2025, the only persons who beneficially owned more than 5% of the Trust Units are as follows:

Name and Address of Beneficial Owner	Number of Trust Units Owned	Percent of Trust Units Outstanding (1)
MPL Communications, Ltd.(2) 41 West 54th Street New York, New York 10019	79,609	28.66%
Michael Reiss(3) 104 West Chestnut Suite 356 Hinsdale, IL 60521	18,385	6.62%
First Eagle Investment Management, LLC(4) 1345 Avenue of the Americas NY, NY 10018	31,592	11.38%

(1)	Based on 277,712 Trust Units outstanding.
(2)	Lee Eastman, an Individual Trustee of the Trust, is responsible for the day to day operations of MPL Communications, Ltd.
(3)

Michael Reiss resigned as an Individual Trustee effective as of March 15, 2024. For more information regarding his resignation please refer to the Current Report on Form 8-K, which the Trust filed with the Securities and Exchange Commission on March 21, 2024.

(4)	As reported on Schedule 13G/A filed with the SEC on January 30, 2015.

The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. There were no Trust Units owned or pledged by the Corporate Trustee as of December 31, 2025. The Trust does not have any compensation plans under which the Trust Units are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees paid to Hoberman & Lesser, CPA’s, LLC for professional services rendered for the audit of the Trust’s annual statement of cash receipts and disbursements and the review of its interim quarterly financial statements included in its quarterly reports on Forms 10-Q aggregated to $38,250 in 2025 and $32,000 in 2024.

Audit-Related Fees

$24,000 (2025) and $23,000 (2024)

Tax Fees

$0

All Other Fees—For Quarterly Reviews of Form 10Q

$14,250 (2025) and $9,000 (2024)

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
1. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 694)	12
Statements of cash receipts and disbursements – years ended December 31, 2024	13
Notes to statements of cash receipts and disbursements – years ended December 31, 2024	14
2. FINANCIAL STATEMENT SCHEDULES
3. EXHIBITS

Exhibit No.	Description

4(a)	Declaration of Trust dated as of December 3, 1964(1)

4(b)	Asset Purchase Agreement dated December 5, 1964(2)

31.1	Certification by the Chief Financial Individual providing accounting services pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Trust Officer of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Financial Individual providing accounting services pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Trust Officer for the Corporate Trustee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL (eXtensible Business Reporting Language) Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2)

Incorporated by reference to Exhibit 4 to the Trust’s Current Report on Form 8-K, dated October 30, 2025, which the Trust filed with the Securities and Exchange Commission on November 5, 2025. All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request.

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

March 31, 2026		Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, N.A.