Form 10-Q
period 2026-03-31
MILLS MUSIC TRUST
filed 2026-05-15
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31
, 2026
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
the Exchange Act). Yes ☐ No ☒
The number of the Registrant’s Trust Units outstanding as of March 31, 2026 was 277,712.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED
MARCH 31, 2026 AND MARCH 31, 2025
(UNAUDITED)

	Three Months Ended March 31
	2026		2025
Receipts from EMI	$424,160	(1)	$260,759
Undistributed Cash at Beginning of Period	0		46
Disbursements —Administrative Expenses	(78,865)		(196,827)

Balance Available for Distribution	345,295		63,978
Cash Distributions to Unit Holders	345,295		0

Undistributed Cash at End of Period	$0		$63,978	(2)

Cash Distribution per Trust Unit (based on 277,712 Trust Units outstanding)	$1.2434		$0.0000

(1)
The receipts from EMI consist of (i) $241,647 ($0.8701 per Trust Unit) attributable to royalty income generated by the Catalog during the fourth quarter of 2025 (the “
Q4 Contingent Portion Payment
”), (ii) $92,550 ($0.3333 per Trust Unit) as a result of a true up of the Contingent Portion payment made by EMI to the Trust during the third quarter of 2025 in respect of royalty income generated by the Catalogue in the third quarter of 2
0
25 (the “
Q3 Contingent Portion Payment True Up
”)
,
and (iii) $89,963 ($0.3239
per Trust Unit) as an additional payment with respect to the Q4 Contingent Portion Payment, which EMI claims is the result of a computational error made by EMI in calculating the Q4 Contingent Portion Payment (the “
Additional Q4 Amount
”). In the Trust’s view, the Additional Q4 Amount relates to the Calculation Method Dispute discussed in more detail below, a historical dispute between EMI and the Trust regarding the interpretation of a provision in the Asset Purchase Agreement governing the formula to be used to determine the Contingent Portion payment in a given quarter. EMI has advised the Trust that the Additional Q4 Amount represents an overpayment by EMI to the Trust and that EMI intends to correct such overpayment in future quarters by offset against future Contingent Portion payments to be made to the Trust. The Trust intends to reserve its rights with respect to the Additional Q4 Amount and the Calculation Method Dispute.

(2)
Includes undistributed cash in the aggregate amount of $63,932 which was being held in reserve for future potential administrative expenses and liabilities in accordance with the Declaration of Trust. All such amounts were distributed to Unit Holders in Q4 2025.

The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE MONTHS ENDED
MARCH 31, 2026 AND MARCH 31, 2025
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
”). As a result of the New Calculation Method not being applied, after giving effect to the settlement described below, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view by the following amounts as of March 31, 2026 (the “
Calculation Method
 Underpayments
”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2025	$69,244
June 30, 2025	0
September 30, 2025	78,498
December 31, 2025	0
March 31, 2026	123,398

Total	$271,140

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
Under the terms of the Settlement, among other things, (i) EMI made a payment to the Trust in the amount of $500,000 on November 5, 2025 in full and final settlement of the Settled Claims (the “
Settlement Payment
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
In March 2026, the Trust received from EMI the aggregate amount of $424,160 (the “
Q4 Payment
”), consisting of (i) a Contingent Portion payment of $
241,647
($0.8701 per Trust Unit) attributable to royalty income generated by the Catalog during the fourth quarter of 2025 (the “
Q4 Contingent Portion Payment
”), (ii) $92,550 ($0.3333 per Trust Unit) as a result of a true up of the Contingent Portion payment made by EMI to the Trust during the third quarter of 2025 in respect of royalty income generated by the Catalogue in the third quarter of 2025 (the “
Q3 Contingent Portion Payment True Up
”), and (iii) $
89,963
($0.3239
per Trust Unit) as an additional payment with respect to the Q4 Contingent Portion Payment, which EMI claims is the result of a computational error made by EMI in calculating the Q4 Contingent Portion Payment (the “
Additional Q4 Amount
”). In the Trust’s view, the Additional Q4 Amount relates to the Calculation Method Dispute discussed in more detail above, a historical dispute between EMI and the Trust regarding the interpretation of a provision in the Asset Purchase Agreement governing the formula to be used to determine the Contingent Portion payment in a given quarter. EMI has advised the Trust that the Additional Q4 Amount represents an overpayment by EMI to the Trust and that EMI intends to correct such overpayment in future quarters by offset against future Contingent Portion payments to be made to the Trust. The Trust does not agree that the Additional Q4 Amount is an overpayment and intends to reserve its rights with respect to the Additional Q4 Amount and the Calculation Method Dispute.
After receiving the Q4 Payment, the Trust paid $78,865 to third parties in connection with invoices rendered to the Trust, leaving a balance of $345,295 ($1.2434 per Trust Unit), which such balance was distributed to the Unit Holders on March 26, 2026.
See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2026 and March 31, 2025. For more computation details regarding the payments received by the Trust in March 2026 and the related distribution to Unit Holders, please refer to the Current Report on Form
8-K,
dated March 26, 202
6
, which the Trust filed with the Securities and Exchange Commission on March 26, 202
6
.

The Copyright Catalogue
The Catalogue is estimated by EMI to be composed of over 12,000 music titles (the “
Copyrighted Songs”
), of which approximately 1,430 produced royalty income in recent years. EMI has provided the Trust with a listing of the top 50 earning songs in the Catalogue during the 2025 calendar year (the “
Top
50 Songs”
), together with certain copyright information with respect to each of the Top 50 Songs (the “
Listing
”). A copy of the Listing, as provided by EMI, is included in the Trust’s annual report on Form
10-K
for the fiscal year ended December 31, 2025. The Listing does not include any information regarding Copyrighted Songs for the 2026 calendar year.
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
for the fiscal year ended December 31, 2025. The cash receipts and disbursements for the interim periods presented are not necessarily indicative of the results to be expected for the full year. However, in the opinion of Trust’s management, all adjustments considered necessary for a fair presentation have been included.
NOTE 2. INCOME TAXES
No provision for income taxes has been made since the liability thereof is that of the Unit Holders and not the Trust.
NOTE 3. GOVERNANCE OF THE TRUST
The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust, and Lee Eastman is the Individual Trustee of the Trust. Pursuant to the Declaration of Trust, Trustees of the Trust serve until their removal or resignation, or in the case of an Individual Trustee, their incapacity or death. Michael Reiss resigned as an Individual Trustee of the Trust effective as of March 15, 2024, and his Individual Trustee seat is vacant as of May 15, 2026. For more information regarding his resignation please refer to the Current Report on Form
8-K,
which the Trust filed with the Securities and Exchange Commission on March 21, 2024.
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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31
	2026	2025
Corporate Trustee Fees	$625	$625
Individual Trustee Fees	625	625
Transfer Agent Registrar Fees(1)	6,875	6,875

Totals	$8,125	$8,125

(1)	These services are performed by the Corporate Trustee.
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
The key performance metric considered by the CODM is cash distributions per Trust Unit. Material cash receipts, disbursements and withholdings of the Trust which are reviewed by the CODM include receipts of the Contingent Portion from EMI and administrative expenses, which primarily consist of third-party service provider fees (including legal, accounting, auditor and printer fees) and Trustee and Transfer Agent Registrar fees. The CODM will continue to evaluate its segment reporting disclosures and make adjustments if and to the extent there are material changes in financial reporting requirements.
NOTE 6. SUBSEQUENT EVENTS
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Copyright Catalogue

The Catalogue is estimated by EMI to be composed of over 12,000 music titles (the “Copyrighted Songs”), of which approximately 1,430 produced royalty income in recent years. Based on the Listing, the Trust derives its receipts principally from copyrights established in or prior to 1954 in the United States. The receipts fluctuate based on consumer interest in the nostalgia appeal of older songs and the overall popularity of the songs contained in the Catalogue. The Catalogue also generates royalty income in foreign countries in which copyright is claimed.

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

Based on the Listing, most of the Top 50 Songs obtained copyright registration under the United States Copyright Act of 1909 (the “1909 Act”) between 1926 and 1954. For copyrighted works subject to the 1909 Act, copyright law generally provides for a possible 95 years of copyright protection, subject to certain factors, including the initial registration date of each copyright and compliance with certain statutory provisions including notice and renewal. Based on the Listing, the Copyright expiration dates for the Top 50 Songs, to the extent known, range between 2021 and 2049, as set forth in the Listing.

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

Beginning with the first quarter of 2010, the Asset Purchase Agreement provides for certain changes with respect to the calculation of the Contingent Portion. One such change is that the Minimum Payment Obligation is no longer in effect. The Trust is also of the view that the Contingent Portion payable to the Trust changed to a fixed 75% of gross royalty income from the exploitation of the Catalogue for each quarterly period, less royalty related expenses (the “New Calculation Method”). However, EMI has disputed that the New Calculation Method is the correct interpretation of the Asset Purchase Agreement (the “Calculation Method Dispute”). As a result of the New Calculation Method not being applied, after giving effect to the Settlement described below, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view by the following amounts as of March 31, 2026 (the “Calculation Method Underpayments”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2025	$69,244
June 30, 2025	0
September 30, 2025	78,498
December 31, 2025	0
March 31, 2026	123,398

Total	$271,140

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

Recent Contingent Portion Payments and Other Amounts

In March 2026, the Trust received from EMI the aggregate amount of $424,160 (the “Q4 Payment”), consisting of (i) a Contingent Portion payment of $241,647 ($0.8701 per Trust Unit) from EMI, which was attributable to royalty income generated by the Catalog during the fourth quarter of 2025 (the “Q4 Contingent Portion Payment”), as compared to $260,759 ($0.9390 per Trust Unit) for the Continent Portion payment attributable to royalty income generated by the Catalog the fourth quarter of 2024, (ii) $92,550 ($0.3333 per Trust Unit) as a result of a true up of the Contingent Portion payment made by EMI to the Trust during the third quarter of 2025 in respect of royalty income generated by the Catalogue in the third quarter of 2025 (the “Q3 Contingent Portion Payment True Up”), and (iii) $89,963 ($0.3239 per Trust Unit) as an additional payment with respect to the Q4 Contingent Portion Payment, which EMI claims is a result of a computational error made by EMI in calculating the Q4 Contingent Portion Payment (the “Additional Q4 Amount”). In the Trust’s view, the Additional Q4 Amount relates to the Calculation Method Dispute discussed in more detail above, a historical dispute between EMI and the Trust regarding the interpretation of a provision in the Asset Purchase Agreement governing the formula to be used to determine the Contingent Portion payment in a given quarter. EMI has advised the Trust that the Additional Q4 Amount represents an overpayment by EMI to the Trust and that EMI intends to correct such overpayment in future quarters by offset against future Contingent Portion payments to be made to the Trust. The Trust does not agree that the Additional Q4 Amount is an overpayment and intends to reserve its rights with respect to the Additional Q4 Amount and the Calculation Method Dispute.

Recent Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

After receiving the Q4 Payment, the Trust paid $78,865 to third parties in connection with invoices rendered to the Trust, leaving a balance of $345,295 ($1.2434 per Trust Unit), which such balance was distributed to the Unit Holders on March 26, 2026.

See the table headed “Statement of Cash Receipts and Disbursements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2026 and March 31, 2025. For more computation details regarding the payments received by the Trust in March 2026 and the related distribution to Unit Holders, please refer to the Current Report on Form 8-K, dated March 26, 2026, which the Trust filed with the Securities and Exchange Commission on March 26, 2026.

Cash and Administrative Expenses

As of March 31, 2026, the Trust was holding $0 in cash and had $35,536 in unpaid administrative expenses for services rendered to the Trust.

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

Liquidity and Capital Resources

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust. See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three months ended March 31, 2026 and March 31, 2025.

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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1
Trading Plans
During the three
mon
ths ended March 31, 2026, none of the Trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of
Rule 10b5-1(c)
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

May 15, 2026	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett
Trust Officer of the Corporate Trustee
HSBC Bank USA, NA