Form 10-Q
period 2026-06-30
MILLS MUSIC TRUST
filed 2026-08-14
CIK 66496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
12b-2
of the Exchange Act). Yes ☐ No ☒
The number of the Registrant’s Trust Units outstanding as of June 30, 2026 was
277,712
.

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
MILLS MUSIC TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND SIX MONTHS ENDED
JUNE 30, 2026 AND JUNE 30, 2025
(UNAUDITED)

	Three Months Ended June 30			Six Months Ended June 30
	2026	2025		2026		2025
Receipts from EMI	$225,863	$202,850		$650,023	(3)	$463,609
Undistributed Cash at Beginning of Period	0	63,978	(1)	0		46
Disbursements—Administrative Expenses	(132,540)	(128,795)		(211,405)		(325,622)

Balance Available for Distribution	93,323	138,033		438,618		138,033
Cash Distributions to Unit Holders	93,323	0		438,618		0

Undistributed Cash at End of Period	$0	$138,033	(2)	$0		$138,033	(2)

Cash Distributions Per Unit (based on 277,712 Trust Units Outstanding)	$0.3360	$0.00		$1.5794		$0.00

(1)
As of April 1, 2025 undistributed cash in the aggregate amount of $63,978 was being held in reserve for future potential administrative expenses and liabilities in accordance with the Declaration of Trust.

(2)	Consists of undistributed cash in the aggregate amount of $138,033 which was held in reserve for future potential administrative expenses and liabilities in accordance with the Declaration of Trust.
(3)
The receipts from EMI for the six months ended June 30, 2026 include $89,963 ($0.3239 per Trust Unit) as an additional payment (the “
Additional Q4 Amount
”) attributable to royalty income generated by the Catalogue during the fourth quarter of 2025 (the “
Q4 Contingent Portion Payment
”), which EMI claims is the result of a computational error made by EMI in calculating such Q4 Contingent Portion Payment. In the Trust’s view, the Additional Q4 Amount relates to the “Calculation Method Dispute” discussed in more detail below, a historical dispute between EMI and the Trust regarding the interpretation of a provision in the Asset Purchase Agreement governing the formula to be used to determine the Contingent Portion payment in a given quarter. EMI has advised the Trust that the Additional Q4 Amount represents an overpayment by EMI to the Trust and that EMI intends to correct such overpayment in future quarters by offset against future Contingent Portion payments to be made to the Trust, in which case, the Trust intends to reserve its rights with respect to the Additional Q4 Amount and the Calculation Method Dispute.

The accompanying notes are an integral part of the unaudited financial statements.
The Trust does not prepare a balance sheet or a statement of cash flows.

MILLS MUSIC TRUST
NOTES TO STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
THREE AND SIX MONTHS ENDED
JUNE 30, 2026 AND JUNE 30, 2025
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
”). As a result of the New Calculation Method not being applied, after giving effect to the settlement described below, EMI’s payments of the Contingent Portion have been deficient, in the Trust’s view by the following amounts as of June 30, 2026 (the “
Calculation Method
Underpayments
”):

Quarterly Payment Period	Amount of Deficiency
March 31, 2025	$69,244
June 30, 2025	0
September 30, 2025	78,498
December 31, 2025	0
March 31, 2026	123,398
June 30, 2026	75,223

Total	$346,363

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
In March 2026, the Trust received from EMI a payment in the aggregate amount of $424,160 ($1.527 Per Trust Unit) consisting of (i) $241,647 ($0.8701 per Trust Unit) for the Contingent Portion payment attributable to the fourth quarter of 2025 (the “
Q4 Contingent Portion Payment
”), (ii) $92,550 ($0.3333 per Trust Unit) as a result of a true up of the Contingent Portion payment made by EMI to the Trust attributable to the third quarter of 2025 (the “
Q3 Tru Up Payment
”), and (iii) an additional payment (the “
Additional Q4 Amount
”) in the aggregate amount of $89,963 ($0.3239 per Trust Unit) with respect to the Q4 Contingent Portion Payment, which EMI claims is the result of a computational error made by EMI in calculating such Q4 Contingent Portion Payment. In the Trust’s view, the Additional Q4 Amount relates to the Calculation Method Dispute discussed above. EMI has advised the Trust that the Additional Q4 Amount represents an overpayment by EMI to the Trust and that EMI intends to correct such overpayment in future quarters by offset against future Contingent Portion payments to be made to the Trust, in which case, the Trust intends to reserve its rights with respect to the Additional Q4 Amount and the Calculation Method Dispute which is discussed in more detail immediately below. After receiving the Q4 Contingent Portion Payment, the Q3 True Up Payment and the Additional Q4 Amount the Trust paid $78,865 to service providers and professionals in connection with invoices rendered to the Trust, leaving an aggregate balance of $345,295 ($1.2434 per Trust Unit), which was distributed to Unit Holders on March 26, 2026.
In June 2026, the Trust received from EMI a Contingent Portion payment of $225,863 ($0.8133 Per Trust Unit)
attributable
to royalties received by EMI in the first quarter of 2026 (“
Q1 Contingent Portion Payment
”). After receiving the Q1 Contingent Portion Payment, the Trust paid $132,540 to third party advisors and professionals providing services to the Trust in connection with invoices rendered to the Trust, leaving an aggregate balance of $93,323 ($0.3360 per
Trust Unit), which was distributed to Unit Holders on June 24, 2026.
For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2026 and June 30, 2025 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

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
NOTE 3. GOVERNANCE OF THE TRUST
The Trust does not have, nor does the Declaration of Trust provide for, officers, a board of directors or any employees. HSBC Bank, USA, N.A. is the Corporate Trustee of the Trust, and Lee Eastman is the Individual Trustee of the Trust. Pursuant to the Declaration of Trust, Trustees of the Trust serve until their removal or resignation, or in the case of an Individual Trustee, their incapacity or death. Michael Reiss resigned as an Individual Trustee of the Trust effective as of March 15, 2024, and his Individual Trustee seat is vacant as of August 14, 2026.
On December 23, 2014, the Trust adopted a code of ethics (as defined in Item 406 of
Regulation S-K
under the Securities Exchange Act of 193
4
) applicable to the Individual Trustees and the trust officers of the Corporate Trustee. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Trust at its administrative office, c/o HSBC BANK USA, N.A., Corporate Trust, Issuer Services, 66 Hudson Boulevard, New York, NY 10001. In addition, the Trust relies on the Corporate Trustee to abide by HSBC Bank, USA, N.A.’s Statement of Business Principles and Code of Ethics, which is available on the Corporate Trustee’s website at
https://www.hsbc.com/who-we-are/esg-and-responsible-business/our-conduct.
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

Pursuant to the Declaration of Trust, disbursements were made as follows to the Trustees for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Corporate Trustee Fees	$625	$625	$1,250	$1,250
Individual Trustee Fees	625	625	1,250	1,875
Transfer Agent and Registrar Fees (1)	6,875	6,875	13,750	10,625

TOTALS	$8,125	$8,125	$16,250	$13,750

(1)	These services are performed by the Corporate Trustee.
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

Quarterly Payment Period	Amount of Deficiency
March 31, 2025	$69,244
June 30, 2025	0
September 30, 2025	78,498
December 31, 2025	0
March 31, 2026	123,398
June 30, 2026	75,223

Total	$346,363

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

Recent Contingent Portion Payment

In June 2026, the Trust received from EMI a Contingent Portion payment of $225,863 ($0.8133 Per Trust Unit) attributable to royalties received by EMI in the first quarter of 2026 (“Q1 Contingent Portion Payment”), as compared to $202,850 ($0.7304 per Trust Unit) from EMI for the payment attributable to royalty income generated by the Catalog during the first quarter of 2025.

Recent Distributions to Unit Holders

The Declaration of Trust provides for the distribution to the Unit Holders of all funds the Trust receives after payment of, or withholdings in connection with, expenses and liabilities of the Trust.

After receiving the Q1 Contingent Portion Payment, the Trust paid $132,540 to third party advisors and professionals providing services to the Trust in connection with invoices rendered to the Trust, leaving an aggregate balance of $93,323 ($0.3360 per Trust Unit), which such balance was distributed to Unit Holders on June 24, 2026.

For information regarding cash disbursements made to Unit Holders for the three and six months ended June 30, 2026 and June 30, 2025 see the table headed “Statements of Cash Receipts and Disbursements” under Part I — Item 1, “Financial Statements”.

Cash and Administrative Expenses

As of July 31, 2026, the Trust was holding $0 in cash and had $9,750 in unpaid administrative expenses for services rendered to the Trust.

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

See the table headed “Statements of Cash Receipts and Disbursements” under Part 1 — Item 1, “Financial Statements” for information regarding cash disbursements made to Unit Holders during the three and six months ended June 30, 2026 and June 30, 2025.

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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule
10b5-1
Trading Plans
During the three months ended June 30, 2026, none of the Trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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

August 14, 2026	Mills Music Trust
(Registrant)

	By:	/s/ Garfield Barrett
Garfield Barrett Trust Officer of the Corporate Trustee HSBC Bank USA, NA